Form 10-Q
period 2018-03-30
ANIXTER INTERNATIONAL INC
filed 2018-04-26
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
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
Yes  ☐    No  ☒

At April 18, 2018, 33,435,196 shares of registrant’s Common Stock, $1 par value, were outstanding.

This report may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “intends”, “anticipates”, “contemplates”, “estimates”, “plans”, “projects”, “should”, “may”, “will” or the negative thereof or other variations thereon or comparable terminology indicating our expectations or beliefs concerning future events. We caution that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially from expected results included in these statements. These factors include but are not limited to general economic conditions, the level of customer demand particularly for capital projects in the markets we serve, changes in supplier or customer relationships, risks associated with nonconforming products and services, political, economic or currency risks related to non-U.S. operations, new or changed competitors, risks associated with inventory and accounts receivable, copper and commodity price fluctuations, risks associated with substantial debt and restrictions contained in financial and operating covenants in our debt agreements, capital project volumes, the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, information security risks, the impact and the uncertainty concerning the timing and terms of the withdrawal by the United Kingdom from the European Union, unanticipated changes in our tax provision and tax liabilities related to the enactment of the Tax Cuts and Jobs Act, and risks associated with the integration of acquired companies including, but not limited to, the risk that the acquisitions may not provide us with the synergies or other benefits that were anticipated.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 30, 2018	March 31, 2017
(In millions, except per share amounts)
Net sales	$1,964.2	$1,895.8
Cost of goods sold	1,579.4	1,516.1
Gross profit	384.8	379.7
Operating expenses	323.2	310.8
Operating income	61.6	68.9
Other expense:
Interest expense	(18.2)	(18.9)
Other, net	2.3	(0.1)
Income before income taxes	45.7	49.9
Income tax expense	13.6	19.0
Net income	$32.1	$30.9
Income per share:
Basic	$0.95	$0.92
Diluted	$0.94	$0.91

Basic weighted-average common shares outstanding	33.7	33.5
Effect of dilutive securities:
Stock options and units	0.4	0.4
Diluted weighted-average common shares outstanding	34.1	33.9

Net income	$32.1	$30.9
Other comprehensive (loss) income:
Foreign currency translation	(3.5)	14.2
Changes in unrealized pension cost, net of tax	0.5	0.8
Other comprehensive (loss) income	(3.0)	15.0
Comprehensive income	$29.1	$45.9

See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 30, 2018	December 29, 2017
(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$78.7	$116.0
Accounts receivable, net	1,476.3	1,434.2
Inventories	1,270.6	1,238.7
Other current assets	42.9	44.9
Total current assets	2,868.5	2,833.8
Property and equipment, at cost	385.5	376.9
Accumulated depreciation	(228.3)	(222.6)
Property and equipment, net	157.2	154.3
Goodwill	773.6	778.1
Intangible assets, net	367.8	378.8
Other assets	110.2	107.2
Total assets	$4,277.3	$4,252.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,044.0	$1,081.6
Accrued expenses	254.9	269.2
Total current liabilities	1,298.9	1,350.8
Long-term debt	1,286.1	1,247.9
Other liabilities	200.4	194.5
Total liabilities	2,785.4	2,793.2
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,803,463 and 33,657,466 shares issued and outstanding at March 30, 2018 and December 29, 2017, respectively	33.8	33.7
Capital surplus	282.4	278.7
Retained earnings	1,389.0	1,356.9
Accumulated other comprehensive loss:
Foreign currency translation	(126.7)	(123.2)
Unrecognized pension liability, net	(86.6)	(87.1)
Total accumulated other comprehensive loss	(213.3)	(210.3)
Total stockholders’ equity	1,491.9	1,459.0
Total liabilities and stockholders’ equity	$4,277.3	$4,252.2
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 30, 2018	March 31, 2017
(In millions)
Operating activities:
Net income	$32.1	$30.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	7.4	7.0
Amortization of intangible assets	9.3	9.0
Stock-based compensation	4.6	4.5
Deferred income taxes	0.4	0.4
Accretion of debt discount	0.6	0.5
Amortization of deferred financing costs	0.4	0.5
Pension plan contributions	(2.3)	(4.5)
Pension plan expenses	1.2	2.6
Changes in current assets and liabilities, net	(124.9)	1.8
Other, net	—	(1.2)
Net cash (used in) provided by operating activities	(71.2)	51.5
Investing activities:
Capital expenditures, net	(10.9)	(8.6)
Other	4.1	—
Net cash used in investing activities	(6.8)	(8.6)
Financing activities:
Proceeds from borrowings	531.3	435.0
Repayments of borrowings	(493.0)	(463.6)
Repayments of Canadian term loan	—	(15.0)
Proceeds from stock options exercised	0.8	1.8
Other, net	—	(0.2)
Net cash provided by (used in) financing activities	39.1	(42.0)
(Decrease) increase in cash and cash equivalents	(38.9)	0.9
Effect of exchange rate changes on cash balances	1.6	2.2
Cash and cash equivalents at beginning of period	116.0	115.1
Cash and cash equivalents at end of period	$78.7	$118.2
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
These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Anixter's Annual Report on Form 10-K for the year ended December 29, 2017 ("2017 Form 10-K"). The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the Condensed Consolidated Financial Statements for the periods shown.
The Company maintains its financial records on the basis of a fiscal year ending on the Friday nearest December 31, with the fiscal quarters spanning thirteen weeks, with the first quarter ending on the Friday of the first thirteen-week period. The first quarter of fiscal year 2018 ended on March 30, 2018, and the first quarter of fiscal year 2017 ended on March 31, 2017.
Recently issued and adopted accounting pronouncements: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to achieve this core principle. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance provides for two transition methods, a full retrospective approach and a modified retrospective approach. Anixter adopted the new revenue recognition guidance on December 30, 2017 utilizing the modified retrospective method of adoption for contracts not completed at the adoption date, and determined there were no changes required to its reported revenues as a result of the adoption. The Company has enhanced its disclosures of revenue to comply with the new guidance.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard was effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this standard as of the first quarter of fiscal year 2018 and will consider this guidance if a transaction should occur after this adoption date.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires entities to report the service cost component in the same line item as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. The standard was effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Upon adoption, ASU 2017-07 required changes to the presentation of the income statement to be applied retrospectively. The Company adopted this standard effective the first quarter of fiscal year 2018. Service costs are recognized within "Operating expenses" in the Condensed Consolidated Statement of Comprehensive Income. All other components of net benefit costs are recorded in "Other, net" in the Company's Condensed Consolidated Statement of Comprehensive Income. The result of this adoption did not have a material impact on the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 was applied prospectively to awards modified on or after the adoption date. The standard was effective for Anixter’s financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this standard effective the first quarter of fiscal year 2018. The result of this adoption did not have a material impact on the Condensed Consolidated Financial Statements.
Recently issued accounting pronouncements not yet adopted: In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company anticipates adopting the new lease guidance in the first quarter of its fiscal year 2019. The Company has established an implementation team, and is currently evaluating the impact of adoption of this ASU on its Condensed Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of this ASU, but it is not expected to have a material effect on the Company's Condensed Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact the adoption of this ASU will have on its methodology for evaluating goodwill for impairment subsequent to adoption of this standard.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the December 22, 2017 enactment of the Tax Cuts and Jobs Act (the "Act") that are stranded in accumulated other comprehensive income. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its Condensed Consolidated Financial Statements.
The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on its Condensed Consolidated Financial Statements or disclosures.
Revenue recognition: Anixter is a leading global distributor of network and security solutions, electrical and electronic solutions and utility power solutions. Through a global distribution network along with supply chain and technical expertise, Anixter helps customers reduce the risk, cost and complexity of their supply chains. Anixter is a leader in providing advanced inventory management services including procurement, just-in-time delivery, material management programs, turn-key yard layout and management, quality assurance testing, advisory engineering services, component kit production, storm/event kitting, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers with over 600,000 products. From enterprise networks to industrial MRO supply to video surveillance applications to electric power distribution, Anixter offers full-line solutions, and intelligence, that create reliable, resilient systems that sustain businesses and communities. Our revenue arrangements primarily consist of a single performance obligation to transfer promised goods or services. See Note 7. "Business Segments" for revenue disaggregated by geography.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sales to customers and related cost of sales are primarily recognized at the point in time when transfer of control of goods transfers to the customer. For product sales, this generally occurs upon shipment of the products, however, this may occur at a later date depending on the agreed upon sales terms, such as delivery at the customer's designated location, or based on consignment terms. In instances where goods are not in stock and delivery times are critical, product is purchased from the manufacturer and drop-shipped to the customer. Anixter generally takes control of the goods when shipped by the manufacturer and then recognizes revenue when control of the product transfers to the customer. When providing services, sales are recognized over time as control transfers to the customer, which occurs as services are rendered.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company estimates different forms of variable consideration at the time of sale based on historical experience, current conditions and contractual obligations. Revenue is recorded net of customer discounts, rebates and similar charges. When Anixter offers the right to return product, historical experience is utilized to establish a liability for the estimate of expected returns. Sales and other tax amounts collected from customers for remittance to governmental authorities are excluded from revenue. The Company has elected to treat shipping and handling as a fulfillment activity. The practical expedient not to disclose information about remaining performance obligations has also been elected as these contacts have an original duration of one year or less or are contracts where the Company has applied the practical expedient to recognize service revenue in proportion to the amount Anixter has the right to invoice. The Company typically receives payment 30 to 60 days from the point it has satisfied the related performance obligation.
At December 29, 2017, $9.5 million of deferred revenue related to outstanding contracts was reported in "Accrued expenses" in the Company's Consolidated Balance Sheet. This balance primarily represents prepayments from customers. During the three months ended March 30, 2018, $4.3 million of this deferred revenue was recognized. At March 30, 2018, deferred revenue was $11.6 million. The Company expects to recognize this balance as revenue within the next twelve months.
Other, net: The following represents the components of "Other, net" as reflected in the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended
(In millions)	March 30, 2018	March 31, 2017
Other, net:
Foreign exchange	$0.2	$(0.7)
Cash surrender value of life insurance policies	(0.6)	0.6
Net periodic pension benefit	1.6	0.1
Other	1.1	(0.1)
Total other, net	$2.3	$(0.1)
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At March 30, 2018 and December 29, 2017, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At March 30, 2018 and December 29, 2017, the gross notional amount of the foreign currency forward contracts outstanding was approximately $215.7 million and $246.3 million, respectively. At March 30, 2018 and December 29, 2017, the net notional amount of the foreign currency forward contracts outstanding was approximately $116.3 million and $125.7 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to derivative instruments are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of derivative assets and liabilities are immaterial.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of the Company's company owned life insurance policies associated with the sponsored deferred compensation program.
Accumulated other comprehensive loss: Unrealized gains and losses are accumulated in "Accumulated other comprehensive loss" ("AOCI"). These changes are also reported in "Other comprehensive (loss) income" on the Condensed Consolidated Statements of Comprehensive Income. These include unrealized gains and losses related to the Company's defined benefit obligations and foreign currency translation. See Note 5. "Pension Plans" for pension related amounts reclassified into net income.
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

NOTE 2. DEBT
Debt is summarized below:

(In millions)	March 30, 2018	December 29, 2017
Long-term debt:
5.50% Senior notes due 2023	$346.9	$346.8
5.125% Senior notes due 2021	396.7	396.5
5.625% Senior notes due 2019	348.9	348.6
Revolving lines of credit	196.3	159.0
Other	1.6	1.7
Unamortized deferred financing costs	(4.3)	(4.7)
Total long-term debt	$1,286.1	$1,247.9

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 30, 2018, the Company's total carrying value and estimated fair value of debt outstanding was $1,286.1 million and $1,328.3 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at December 29, 2017 of $1,247.9 million and $1,317.8 million, respectively. The increase in the carrying value and estimated fair value is primarily due to higher outstanding borrowings under Anixter's revolving lines of credit.

NOTE 3.  LEGAL CONTINGENCIES
From time to time, Anixter is party to legal proceedings and matters that arise in the ordinary course of business. As of March 30, 2018, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 4.  INCOME TAXES
The Company's effective tax rate for the first quarter of 2018 was 29.7% compared to 38.1% in the prior year period. The decrease was primarily due to a favorable tax impact from the December 22, 2017 Tax Cuts and Jobs Act (the "Act"). Under the Act, the statutory U.S. federal tax rate was reduced from 35% to 21% effective January 1, 2018. The benefit from this rate reduction was partially offset by other newly enacted tax provisions.
In the fourth quarter of 2017, the Company recorded a provisional $50.0 million one-time transition tax. At March 30, 2018, the Company has not completed its accounting for the tax effects of the Act and has not made adjustments to the provisional amount recorded.
The Act subjects U.S. shareholders to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company is electing to recognize the tax on GILTI as a period expense in the period the tax is incurred. Under this policy, the Company has not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of net periodic pension (benefit) cost are as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans		Total
(In millions)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Recorded in operating expenses:
Service cost	$1.2	$1.2	$1.6	$1.5	$2.8	$2.7

Recorded in other, net:
Interest cost	$2.6	$2.8	$1.7	$1.7	$4.3	$4.5
Expected return on plan assets	(4.3)	(3.7)	(2.5)	(2.2)	(6.8)	(5.9)
Net amortization (a)	0.1	0.5	0.8	0.8	0.9	1.3
Total recorded in other, net	$(1.6)	$(0.4)	$—	$0.3	$(1.6)	$(0.1)

Total net periodic pension (benefit) cost	$(0.4)	$0.8	$1.6	$1.8	$1.2	$2.6
(a) Reclassified from AOCI.

NOTE 6.  STOCKHOLDERS' EQUITY
At the end of the first quarter of 2018, there were 1.7 million shares reserved for issuance under the 2017 Stock Incentive Plan. Under such plan, the Company pays non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock units is amortized over the respective vesting period representing the requisite service period, generally three, four or six years. Director stock units are expensed in the period in which they are granted, as these vest immediately. The employee performance-based restricted stock units ("performance units") are issued on the third anniversary of the grant date based on the Company's total shareholder return ("TSR") relative to the TSR of the S&P Mid Cap 400 index. The fair value of each performance unit tranche is estimated using the Monte Carlo Simulation pricing model at the date of grant.
During the three months ended March 30, 2018, the Company granted 182,738 stock units to employees, with a weighted-average grant-date fair value of $13.7 million. During the three months ended March 30, 2018, the Company granted 35,868 performance units to employees, with a weighted-average grant-date fair value of $3.0 million. During the three months ended March 30, 2018, the Company granted directors 8,106 stock units, with a weighted-average grant-date fair value of $0.6 million. Antidilutive stock options and units are excluded from the calculation of weighted-average shares for diluted earnings per share. For the first quarter of 2018 and 2017, the antidilutive stock options and units were immaterial.

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
Segment Financial Information
Segment information for the three months ended March 30, 2018 and March 31, 2017 are as follows:

(in millions)
First Quarter of 2018	NSS	EES	UPS	Corporate	Total
Net Sales	$994.8	$568.4	$401.0	$—	$1,964.2
Operating income	53.5	31.4	16.4	(39.7)	61.6

First Quarter of 2017	NSS	EES	UPS	Corporate	Total
Net Sales	$984.9	$527.4	$383.5	$—	$1,895.8
Operating income	61.8	27.9	16.2	(37.0)	68.9

Geographic Information

The following table summarizes net sales by geographic areas for the three months ended March 30, 2018 and March 31, 2017:

	Three Months Ended
(In millions)	March 30, 2018	March 31, 2017
Net sales
North America	$1,612.4	$1,567.7
EMEA	168.6	155.4
Emerging Markets	183.2	172.7
Total net sales	$1,964.2	$1,895.8

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to the Company's reporting units during the three months ended March 30, 2018:

(In millions)	NSS	EES	UPS	Total
Balance as of December 29, 2017	$408.8	$181.7	$187.6	$778.1
Foreign currency translation	(1.3)	(0.3)	(2.9)	(4.5)
Balance as of March 30, 2018	$407.5	$181.4	$184.7	$773.6

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
Anixter International Inc. guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc., its 100% owned primary operating subsidiary. Anixter International Inc. has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	March 30, 2018	December 29, 2017
Assets:
Current assets	$2,866.9	$2,833.5
Property, equipment and capital leases, net	163.9	161.3
Goodwill	773.6	778.1
Intangible assets, net	367.8	378.8
Other assets	110.2	107.2
	$4,282.4	$4,258.9
Liabilities and Stockholders' Equity:
Current liabilities	$1,300.1	$1,351.9
Long-term debt	1,295.4	1,257.7
Other liabilities	201.4	192.9
Stockholder’s equity	1,485.5	1,456.4
	$4,282.4	$4,258.9
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
(In millions)	March 30, 2018	March 31, 2017
Net sales	$1,964.2	$1,895.8
Operating income	$63.2	$70.5
Income before income taxes	$47.1	$51.3
Net income	$33.5	$31.7
Comprehensive income	$30.5	$46.7

ANIXTER INTERNATIONAL INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of our financial condition and results of operations for the three months ended March 30, 2018 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under "Condensed Consolidated Financial Statements" and our Annual Report on Form 10-K for the year ended December 29, 2017.

First Quarter 2018 and 2017 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended
	March 30, 2018	March 31, 2017
Net sales	$1,964.2	$1,895.8
Gross profit	384.8	379.7
Operating expenses	323.2	310.8
Operating income	61.6	68.9
Other expense:
Interest expense	(18.2)	(18.9)
Other, net	2.3	(0.1)
Income before income taxes	45.7	49.9
Income tax expense	13.6	19.0
Net income	32.1	30.9
Diluted income per share	$0.94	$0.91
Executive Overview
First Quarter Highlights
Reflecting strength in our Electrical and Electronic Solutions ("EES") and Utility Power Solutions ("UPS") businesses, we delivered overall organic sales growth of 1.6%, driven by growth in our North America and Emerging Markets geographies. In our Network and Security Solutions ("NSS") segment, the effects of a lower level of large project activity continue to be a headwind. Additional highlights of the quarter included record first quarter sales of $2.0 billion, up 3.6%, with growth in all segments and geographies.
Strategy Update and Business Outlook
As we enter the second quarter of 2018, momentum in our day-to-day business remains steady. We are in the early stages of a recovery in our large project business in NSS and growth trends in our EES and UPS businesses remain solid. We have experienced a healthy increase in NSS project activity in recent months, however the timing of major projects remains weighted to the second quarter and back half of the year. Following a challenging first quarter, we have a relentless focus on the profitable growth of our business through gross margin initiatives and expense actions.
Subsequent to quarter end, we announced we entered into definitive agreements to acquire security businesses in Australia and New Zealand. Subject to certain customary closing conditions, these acquisitions are expected to close by the end of the second quarter of 2018 and will be financed using available cash and borrowing capacity. We expect these acquisitions to be accretive to earnings in the first full year of operation, exclusive of transaction, integration expenses and incremental amortization of intangible assets.

ANIXTER INTERNATIONAL INC.

Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") above, this report includes certain non-GAAP financial measures as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a U.S. GAAP and non-GAAP basis. We believe that by providing non-GAAP organic growth, which adjusts for the impact of acquisitions (when applicable), foreign exchange fluctuations, copper prices and the number of billing days, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. Historically, and from time to time, we may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, tax items, currency devaluations, pension settlements, etc.) in presenting adjusted operating expense, adjusted operating income, adjusted income taxes and adjusted net income so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance period over period, and to analyze the underlying trends of our business. As a result of the recent acquisitions, we have also excluded amortization of intangible assets associated with purchase accounting from acquisitions from the adjusted amounts for comparison of the non-GAAP financial measures period over period.
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

ANIXTER INTERNATIONAL INC.

The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three months ended March 30, 2018 and March 31, 2017.

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Three Months Ended
	March 30, 2018	March 31, 2017
Items impacting operating expense and operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	$(9.3)	$(9.0)
Acquisition and integration costs	(0.3)	—
U.K. facility relocation costs	(0.2)	—
Total of items impacting operating expense and operating income	$(9.8)	$(9.0)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	2.2	2.9
Total of items impacting income taxes	$2.2	$2.9
Net income impact of these items	$(7.6)	$(6.1)
Diluted EPS impact of these items	$(0.22)	$(0.18)
The items impacting operating expense and operating income by segment are reflected in the tables below.

Items Impacting Comparability of Operating Expense and Operating Income by Segment:

	Three Months Ended March 30, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(3.8)	$(2.2)	$(3.3)	$—	$(9.3)
Acquisition and integration costs	—	—	—	(0.3)	(0.3)
U.K. facility relocation costs	—	(0.2)	—	—	(0.2)
Total of items impacting operating expense and operating income	$(3.8)	$(2.4)	$(3.3)	$(0.3)	$(9.8)

	Three Months Ended March 31, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(3.6)	$(2.1)	$(3.3)	$—	$(9.0)
Restructuring charge	—	0.5	(0.2)	(0.3)	—
Total of items impacting operating expense and operating income	$(3.6)	$(1.6)	$(3.5)	$(0.3)	$(9.0)

U.S. GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended
	March 30, 2018	March 31, 2017
Reconciliation to most directly comparable U.S. GAAP financial measure:
Net income - U.S. GAAP	$32.1	$30.9
Items impacting net income	7.6	6.1
Net income - Non-GAAP	$39.7	$37.0

Diluted EPS – U.S. GAAP	$0.94	$0.91
Diluted EPS impact of these items	0.22	0.18
Diluted EPS – Non-GAAP	$1.16	$1.09

ANIXTER INTERNATIONAL INC.

Net Sales

Sales Growth Trends
	Three Months Ended March 30, 2018				Three Months Ended March 31, 2017
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$768.5	$(3.8)	$—	$764.7	$768.0	(0.4)%
EMEA	98.3	(8.7)	—	89.6	92.9	(3.6)%
Emerging Markets	128.0	(2.8)	—	125.2	124.0	1.0%
NSS	$994.8	$(15.3)	$—	$979.5	$984.9	(0.5)%

Electrical & Electronic Solutions (EES)
North America	$442.9	$(3.0)	$(8.6)	$431.3	$416.2	3.6%
EMEA	70.3	(7.1)	(0.6)	62.6	62.5	0.1%
Emerging Markets	55.2	(1.1)	(0.8)	53.3	48.7	9.3%
EES	$568.4	$(11.2)	$(10.0)	$547.2	$527.4	3.7%

Utility Power Solutions (UPS)
North America	$401.0	$(1.8)	$(0.3)	$398.9	$383.5	4.0%
UPS	$401.0	$(1.8)	$(0.3)	$398.9	$383.5	4.0%

Total	$1,964.2	$(28.3)	$(10.3)	$1,925.6	$1,895.8	1.6%

Geographic Sales
North America	$1,612.4	$(8.6)	$(8.9)	$1,594.9	$1,567.7	1.7%
EMEA	168.6	(15.8)	(0.6)	152.2	155.4	(2.1)%
Emerging Markets	183.2	(3.9)	(0.8)	178.5	172.7	3.4%
Total	$1,964.2	$(28.3)	$(10.3)	$1,925.6	$1,895.8	1.6%
NSS – Sales of $994.8 million increased 1.0% from $984.9 million in the prior year period. Adjusting for the favorable impact from foreign exchange, NSS organic sales decreased 0.5%, reflecting a modest decline in network infrastructure offset by modest growth in our security business. NSS security sales in the three months ended March 30, 2018 of $415.6 million, which represents 41.8% of total segment sales, increased 3.4% from the prior year period. Adjusted for the $6.0 million favorable currency impact, organic security sales growth was 1.9% compared to the three months ended March 31, 2017.
EES – Sales of $568.4 million increased 7.8% from $527.4 million in the prior year, strengthened by the favorable impacts from copper and foreign exchange. EES organic sales increased by 3.7%, with growth driven by improving North America industrial project activity, ongoing growth with OEM customers and synergistic growth from sales of low voltage products to legacy Anixter customers.
UPS – Sales of $401.0 million increased 4.6% from $383.5 million in the prior year period, reflecting growth with both investor-owned utility and public power customers. UPS organic sales increased 4.0%, adjusting for the favorable impacts from foreign exchange and copper.
Gross Margin
Gross margin of 19.6% in the first quarter of 2018 compares to 20.0% in the first quarter of 2017. The lower gross margin was caused by customer and product mix, combined with the impact of lower vendor rebates and competitive pressure.

ANIXTER INTERNATIONAL INC.

Operating Expenses
Operating expenses were $323.2 million and $310.8 million in the first quarter of 2018 and 2017, respectively. The first quarter of 2018 includes $9.3 million of intangible asset amortization, $0.3 million of acquisition and integration costs and $0.2 million of U.K. facility relocation costs. The U.K. facility relocation costs relate to expenses we incurred to move our largest warehouse in EMEA. We were forced to move this location due to a government-backed rail line that will run through our existing facility.
The first quarter of 2017 includes $9.0 million of intangible asset amortization. Excluding these items, adjusted operating expenses in the first quarter of 2018 of $313.4 million, or 16.0% of sales, compares to prior year adjusted operating expense of $301.8 million, or 15.9% of sales. Further adjusting operating expenses for an unfavorable $4.9 million impact of foreign currency in the three months ended March 30, 2018, adjusted operating expenses would have increased by 2.2%.

Operating Income

	Three Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2018	$53.5	$31.4	$16.4	$(39.7)	$61.6
Operating income, 2017	61.8	27.9	16.2	(37.0)	68.9
$ Change	$(8.3)	$3.5	$0.2	$(2.7)	$(7.3)
% Change	(13.5)%	12.7%	0.8%	(7.1)%	(10.6)%

Items impacting operating income in 2018	$3.8	$2.4	$3.3	$0.3	$9.8
Adjusted operating income, 2018 (Non-GAAP)	$57.3	$33.8	$19.7	$(39.4)	$71.4

Items impacting operating income in 2017	$3.6	$1.6	$3.5	$0.3	$9.0
Adjusted operating income, 2017 (Non-GAAP)	$65.4	$29.5	$19.7	$(36.7)	$77.9

Adjusted % Change (Non-GAAP)	(12.4)%	14.6%	—%	(7.4)%	(8.3)%

Plus the % impact of:
Foreign exchange	(1.2)%	(2.1)%	(0.7)%	1.4%	(1.4)%
Copper pricing	—%	(7.3)%	(0.2)%	—%	(3.0)%
Organic (Non-GAAP)	(14.7)%	3.3%	(0.1)%	(5.7)%	(15.0)%

NSS – Operating income was $53.5 million, or 5.4% of sales, in the first quarter of 2018, compared to $61.8 million, or 6.3% of sales, in the first quarter of 2017. The decrease in operating income was due to the combination of lower gross margin, deflationary pressure in security and copper cabling products, lower vendor rebates and increased freight expense. NSS delivered adjusted operating income of $57.3 million in the first quarter of 2018, resulting in adjusted operating margin of 5.8%. NSS delivered adjusted operating income of $65.4 million in the first quarter of 2017, resulting in adjusted operating margin of 6.6%.

EES – Operating income was $31.4 million, or 5.5% of sales, in the first quarter of 2018, compared to $27.9 million, or 5.3% of sales, in the first quarter of 2017. The increase in operating income was driven by the favorable impacts of higher copper prices combined with sales growth and strong expense leverage. EES delivered adjusted operating income of $33.8 million in the first quarter of 2018, resulting in adjusted operating margin of 5.9%. EES delivered adjusted operating income of $29.5 million in the first quarter of 2017, resulting in adjusted operating margin of 5.6%

UPS – Operating income was $16.4 million, or 4.1% of sales, in the first quarter of 2018, compared to $16.2 million, or 4.2%, in the first quarter of 2017. The increase in operating income was driven by modest sales growth and partially offset by lower gross margin. UPS delivered adjusted operating income of $19.7 million in the first quarter of 2018, resulting in adjusted operating margin of 4.9%. UPS delivered adjusted operating income of $19.7 million in the first quarter of 2017, resulting in adjusted operating margin of 5.1%.

ANIXTER INTERNATIONAL INC.

Interest Expense and Other
Interest expense was $18.2 million and $18.9 million in the first quarter of 2018 and 2017, respectively. The decrease in interest expense for the first quarter of 2018 was driven by repayment of the Canadian Term Loan in full during the fourth quarter of 2017. Foreign exchange and other income of $2.3 million in the first quarter of 2018 compares to expense of $0.1 million in the first quarter of 2017, reflecting $1.5 million of incremental net periodic pension benefit.
Income Taxes
Our effective tax rate for the first quarter of 2018 was 29.7% compared to 38.1% in the prior year period. The decrease was was primarily due to a favorable tax impact from the December 22, 2017 Tax Cuts and Jobs Act (the "Act"). Under the Act, the statutory U.S. federal tax rate was reduced from 35% to 21% effective January 1, 2018. The benefit from this rate reduction was partially offset by other newly enacted tax provisions.
EBITDA

2018 EBITDA by Segment:
	Three Months Ended March 30, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Net income	$53.5	$31.4	$16.4	$(69.2)	$32.1
Interest expense	—	—	—	18.2	18.2
Income taxes	—	—	—	13.6	13.6
Depreciation	0.8	0.5	0.9	5.2	7.4
Amortization of intangible assets	3.8	2.2	3.3	—	9.3
EBITDA	$58.1	$34.1	$20.6	$(32.2)	$80.6

Total of items impacting operating income*	$—	$0.2	$—	$0.3	$0.5
Foreign exchange and other non-operating expense	—	—	—	(2.3)	(2.3)
Stock-based compensation	0.4	0.4	0.3	3.5	4.6
Adjusted EBITDA	$58.5	$34.7	$20.9	$(30.7)	$83.4

* Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

2017 EBITDA by Segment:
	Three Months Ended March 31, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Net income	$61.8	$27.9	$16.2	$(75.0)	$30.9
Interest expense	—	—	—	18.9	18.9
Income taxes	—	—	—	19.0	19.0
Depreciation	0.8	0.6	1.0	4.6	7.0
Amortization of intangible assets	3.6	2.1	3.3	—	9.0
EBITDA	$66.2	$30.6	$20.5	$(32.5)	$84.8

Total of items impacting operating income*	$—	$(0.5)	$0.2	$0.3	$—
Foreign exchange and other non-operating expense	—	—	—	0.1	0.1
Stock-based compensation	0.4	0.3	0.2	3.6	4.5
Adjusted EBITDA	$66.6	$30.4	$20.9	$(28.5)	$89.4

* Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

ANIXTER INTERNATIONAL INC.

NSS – NSS adjusted EBITDA of $58.5 million in the first quarter of 2018 compares to $66.6 million in the first quarter of 2017. The decrease in adjusted EBITDA was due to the combination of lower gross margin, deflationary pressure in security and copper cabling products, lower vendor rebates and increased freight expense.
EES – EES adjusted EBITDA of $34.7 million in the first quarter of 2018 compares to $30.4 million in the first quarter of 2017. The increase in adjusted EBITDA was driven by strong expense leverage associated with the volume increase combined with the benefit of higher copper prices.
UPS – UPS adjusted EBITDA of $20.9 million in the first quarter of 2018 compares to $20.9 million in the first quarter of 2017, reflecting modest sales growth offset by lower gross margin.

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
Net cash used in operations was $71.2 million in the three months ended March 30, 2018 compared to net cash provided by operations of $51.5 million in the prior year period. The decrease is primarily due to higher investment in working capital to support growth in the business.
Net cash used in investing activities was $6.8 million and $8.6 million in the three months ended March 30, 2018 and March 31, 2017, respectively, and primarily related to capital expenditures. Capital expenditures are expected to be approximately $60 - $70 million in 2018 as we continue to invest in warehouse equipment, information system upgrades, integration of acquired businesses and new software to support our infrastructure.
Net cash provided by financing activities was $39.1 million in the three months ended March 30, 2018 compared to net cash used in financing activities of $42.0 million in the three months ended March 31, 2017. During the three months ended March 30, 2018, we had net borrowings on our revolving lines of credit of $38.3 million. During the three months ended March 31, 2017, we had net repayments on our revolving lines of credit of $28.6 million and a repayment of our Canadian term loan of $15.0 million.
Liquidity and Capital Resources
At March 30, 2018, our primary liquidity source was the Receivables Facility in an aggregate committed amount of $600.0 million and the Inventory Facility in an aggregate committed amount of $150.0 million. At March 30, 2018, there was $155.0 million of borrowings under the Receivables Facility, and there were no borrowings under the Inventory Facility.
Our debt-to-capital ratio increased from 46.1% at December 29, 2017 to 46.3% at March 30, 2018, remaining within our targeted range of 45-50%.
We are in compliance with all of our covenant ratios and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. For further information, including information regarding our credit arrangements, see Note 2. "Debt" in the Notes to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
There were no material changes in our critical accounting policies since the filing of our 2017 Form 10-K. For further information about recently issued accounting pronouncements, see Note 1. "Summary of Significant Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements. As discussed in the 2017 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

ANIXTER INTERNATIONAL INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There were no material changes to market risks and related disclosures in Item 7A. of Part II in the Company's Annual Report on Form 10-K for the year ended December 29, 2017, as filed with the Securities and Exchange Commission on February 22, 2018.

ITEM 4.  CONTROLS AND PROCEDURES.
Under the supervision and with the participation of Anixter's management, including its principal executive officer and principal financial officer, an evaluation was conducted as of March 30, 2018 of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective as of March 30, 2018. There was no change in internal control over financial reporting that occurred during the three months ended March 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 3. "Legal Contingencies" in the Notes to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in the Company's Annual Report on Form 10-K for the year ended December 29, 2017, as filed with the Securities and Exchange Commission on February 22, 2018.

 ITEM 6.  EXHIBITS.

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
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2018 and March 31, 2017, (ii) the Condensed Consolidated Balance Sheets at March 30, 2018 and December 29, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2018 and March 31, 2017, and (iv) Notes to the Condensed Consolidated Financial Statements for the three months ended March 30, 2018.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

April 26, 2018	By:	/s/ Robert J. Eck
Robert J. Eck
Chief Executive Officer

April 26, 2018	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer