Form 10-Q
period 2018-06-29
ANIXTER INTERNATIONAL INC
filed 2018-07-26
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018
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
Yes  ☐    No  ☒

At July 18, 2018, 33,464,293 shares of registrant’s Common Stock, $1 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
(In millions, except per share amounts)
Net sales	$2,137.9	$2,001.4	$4,102.1	$3,897.2
Cost of goods sold	1,718.8	1,605.7	3,298.2	3,121.8
Gross profit	419.1	395.7	803.9	775.4
Operating expenses	347.8	313.1	671.0	623.9
Operating income	71.3	82.6	132.9	151.5
Other expense:
Interest expense	(19.0)	(17.9)	(37.2)	(36.8)
Other, net	(3.3)	(0.9)	(1.0)	(1.0)
Income before income taxes	49.0	63.8	94.7	113.7
Income tax expense	14.2	23.7	27.8	42.7
Net income	$34.8	$40.1	$66.9	$71.0
Income per share:
Basic	$1.03	$1.19	$1.98	$2.12
Diluted	$1.02	$1.18	$1.96	$2.09

Basic weighted-average common shares outstanding	33.8	33.6	33.8	33.6
Effect of dilutive securities:
Stock options and units	0.3	0.4	0.3	0.4
Diluted weighted-average common shares outstanding	34.1	34.0	34.1	34.0

Net income	$34.8	$40.1	$66.9	$71.0
Other comprehensive (loss) income:
Foreign currency translation	(25.8)	8.8	(29.3)	23.0
Changes in unrealized pension cost, net of tax	0.7	1.1	1.2	1.9
Other comprehensive (loss) income	(25.1)	9.9	(28.1)	24.9
Comprehensive income	$9.7	$50.0	$38.8	$95.9

See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 29, 2018	December 29, 2017
(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$110.4	$116.0
Accounts receivable, net	1,558.2	1,434.2
Inventories	1,269.0	1,238.7
Other current assets	42.9	44.9
Total current assets	2,980.5	2,833.8
Property and equipment, at cost	402.3	376.9
Accumulated depreciation	(236.4)	(222.6)
Property and equipment, net	165.9	154.3
Goodwill	833.6	778.1
Intangible assets, net	414.7	378.8
Other assets	106.8	107.2
Total assets	$4,501.5	$4,252.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,193.4	$1,081.6
Accrued expenses	268.9	269.2
Current portion of long-term debt	349.0	—
Total current liabilities	1,811.3	1,350.8
Long-term debt	986.6	1,247.9
Other liabilities	196.2	194.5
Total liabilities	2,994.1	2,793.2
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,823,888 and 33,657,466 shares issued and outstanding at June 29, 2018 and December 29, 2017, respectively	33.8	33.7
Capital surplus	288.2	278.7
Retained earnings	1,423.8	1,356.9
Accumulated other comprehensive loss:
Foreign currency translation	(152.5)	(123.2)
Unrecognized pension liability, net	(85.9)	(87.1)
Total accumulated other comprehensive loss	(238.4)	(210.3)
Total stockholders’ equity	1,507.4	1,459.0
Total liabilities and stockholders’ equity	$4,501.5	$4,252.2
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 29, 2018	June 30, 2017
(In millions)
Operating activities:
Net income	$66.9	$71.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15.1	14.1
Amortization of intangible assets	19.0	18.0
Stock-based compensation	11.8	8.9
Deferred income taxes	(0.4)	0.8
Accretion of debt discount	1.2	1.1
Amortization of deferred financing costs	0.8	1.1
Pension plan contributions	(4.3)	(8.5)
Pension plan expenses	2.2	5.1
Changes in current assets and liabilities, net	(44.5)	26.7
Other, net	1.5	(1.2)
Net cash provided by operating activities	69.3	137.1
Investing activities:
Acquisitions of businesses, net of cash acquired	(149.9)	—
Capital expenditures, net	(24.5)	(20.8)
Other	4.1	—
Net cash used in investing activities	(170.3)	(20.8)
Financing activities:
Proceeds from borrowings	1,138.8	895.7
Repayments of borrowings	(1,049.7)	(909.5)
Repayments of Canadian term loan	—	(38.7)
Proceeds from stock options exercised	1.1	2.6
Other, net	—	(0.2)
Net cash provided by (used in) financing activities	90.2	(50.1)
(Decrease) increase in cash and cash equivalents	(10.8)	66.2
Effect of exchange rate changes on cash balances	5.2	(3.3)
Cash and cash equivalents at beginning of period	116.0	115.1
Cash and cash equivalents at end of period	$110.4	$178.0
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
The Company maintains its financial records on the basis of a fiscal year ending on the Friday nearest December 31, with the fiscal quarters spanning thirteen weeks, with the first quarter ending on the Friday of the first thirteen-week period. The second quarter of fiscal year 2018 ended on June 29, 2018, and the second quarter of fiscal year 2017 ended on June 30, 2017.
Recently issued and adopted accounting pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to achieve this core principle. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance provides for two transition methods, a full retrospective approach and a modified retrospective approach. Anixter adopted the new revenue recognition guidance on December 30, 2017 utilizing the modified retrospective method of adoption for contracts not completed at the adoption date, and determined there were no changes required to its reported revenues as a result of the adoption. The Company has enhanced its disclosures of revenue to comply with the new guidance.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires entities to report the service cost component in the same line item as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. The standard was effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Upon adoption, ASU 2017-07 required changes to the presentation of the income statement to be applied retrospectively. The Company adopted this standard effective the first quarter of fiscal year 2018. Service costs are recognized within "Operating expenses" in the Condensed Consolidated Statement of Comprehensive Income. All other components of net benefit costs are recorded in "Other, net" in the Company's Condensed Consolidated Statements of Comprehensive Income. The result of this adoption did not have a material impact on the Condensed Consolidated Financial Statements.

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
Recently issued accounting pronouncements not yet adopted: In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company anticipates adopting the new lease guidance in the first quarter of its fiscal year 2019. The Company has established an implementation team and is implementing a new lease accounting information system. While the Company is currently evaluating the impact of adoption of this ASU, the adoption is expected to result in a material increase in the assets and liabilities recorded on the Condensed Consolidated Balance Sheets.
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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which will expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its Condensed Consolidated Financial Statements.
The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on its Condensed Consolidated Financial Statements or disclosures.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue recognition: Anixter is a leading global distributor of network and security solutions, electrical and electronic solutions and utility power solutions. Through a global distribution network along with supply chain and technical expertise, Anixter helps customers reduce the risk, cost and complexity of their supply chains. Anixter is a leader in providing advanced inventory management services including procurement, just-in-time delivery, material management programs, turn-key yard layout and management, quality assurance testing, advisory engineering services, component kit production, storm/event kitting, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers with over 600,000 products. From enterprise networks to industrial MRO supply to video surveillance applications to electric power distribution, Anixter offers full-line solutions, and intelligence, that create reliable, resilient systems that sustain businesses and communities. Revenue arrangements primarily consist of a single performance obligation to transfer promised goods or services. See Note 8. "Business Segments" for revenue disaggregated by geography.
Sales to customers and related cost of sales are primarily recognized at the point in time when control of goods transfers to the customer. For product sales, this generally occurs upon shipment of the products, however, this may occur at a later date depending on the agreed upon sales terms, such as delivery at the customer's designated location, or based on consignment terms. In instances where goods are not stocked by Anixter and delivery times are critical, product is purchased from the manufacturer and drop-shipped to the customer. Anixter generally takes control of the goods when shipped by the manufacturer and then recognizes revenue when control of the product transfers to the customer. When providing services, sales are recognized over time as control transfers to the customer, which occurs as services are rendered.
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
At December 29, 2017, $9.5 million of deferred revenue related to outstanding contracts was reported in "Accrued expenses" in the Company's Consolidated Balance Sheet. This balance primarily represents prepayments from customers. During the three and six months ended June 29, 2018, $1.1 million and $5.4 million, respectively, of this deferred revenue was recognized. At June 29, 2018, deferred revenue was $11.3 million. The Company expects to recognize this balance as revenue within the next twelve months.
Other, net: The following represents the components of "Other, net" as reflected in the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Other, net:
Foreign exchange	$(3.9)	$(1.3)	$(3.7)	$(2.0)
Cash surrender value of life insurance policies	0.4	0.5	(0.2)	1.1
Net periodic pension benefit	1.0	0.1	2.6	0.2
Other	(0.8)	(0.2)	0.3	(0.3)
Total other, net	$(3.3)	$(0.9)	$(1.0)	$(1.0)
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on its reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company's strategy is to negotiate terms for its derivatives and other financial instruments to be highly effective, such that the change in the value of the derivative offsets the impact of the underlying hedged item (e.g., various foreign currency-denominated accounts). Its counterparties to foreign currency forward contracts have investment-grade credit ratings. Anixter expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives.
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At June 29, 2018 and December 29, 2017, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At June 29, 2018 and December 29, 2017, the gross notional amount of the foreign currency forward contracts outstanding was approximately $188.2 million and $246.3 million, respectively. At June 29, 2018 and December 29, 2017, the net notional amount of the foreign currency forward contracts outstanding was approximately $74.0 million and $125.7 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to derivative instruments are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of derivative assets and liabilities are immaterial.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2. RESTRUCTURING CHARGES
The Company considers restructuring activities to be programs whereby Anixter fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. The following table summarizes activity related to liabilities associated with restructuring activities:

	Restructuring Activity
	Q2 2018 Plan		Q2 2016 Plan		Q4 2015 Plan	Total
	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)
Balance at December 29, 2017	$—	$—	$0.5	$0.5	$0.6	$1.1	$0.5
Charges	9.6	0.3	—	(0.4)	(0.3)	9.3	(0.1)
Payments and other	(0.3)	—	(0.5)	(0.1)	—	(0.8)	(0.1)
Balance at June 29, 2018	$9.3	$0.3	$—	$—	$0.3	$9.6	$0.3

(a)	Employee-related costs primarily consist of severance benefits provided to employees who have been involuntarily terminated.

(b)	Facility exit and other costs primarily consist of lease termination costs.
Q2 2018 Restructuring Plan
In the second quarter of 2018, the Company recorded a pre-tax charge of $2.1 million, $1.3 million and $1.1 million in its NSS, EES and UPS segments, respectively, and an additional $5.4 million at our corporate headquarters, primarily for severance-related expenses associated with a reduction of approximately 260 positions. The $9.9 million charge primarily reflects actions related to facilities consolidation, systems integration and back office functions. This charge was included in "Operating expenses" in the Company's Condensed Consolidated Statements of Comprehensive Income in the second quarter of 2018. The majority of the remaining charge included in accrued expenses of $9.6 million as of June 29, 2018 is expected to be paid by the fourth quarter of 2019.

NOTE 3. DEBT
Debt is summarized below:

(In millions)	June 29, 2018	December 29, 2017
Current portion of long-term debt:
5.625% Senior notes due 2019	$349.0	$—

Long-term debt:
5.50% Senior notes due 2023	347.1	346.8
5.125% Senior notes due 2021	396.9	396.5
5.625% Senior notes due 2019	—	348.6
Revolving lines of credit	245.3	159.0
Other	1.2	1.7
Unamortized deferred financing costs	(3.9)	(4.7)

Total debt	$1,335.6	$1,247.9

The Senior notes due 2019 will mature on May 1, 2019, and have been classified as current on the Condensed Consolidated Balance Sheet at June 29, 2018.

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

At June 29, 2018, the Company's total carrying value and estimated fair value of debt outstanding was $1,335.6 million and $1,369.3 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at December 29, 2017 of $1,247.9 million and $1,317.8 million, respectively. The increase in the carrying value and estimated fair value is primarily due to higher outstanding borrowings under Anixter's revolving lines of credit.

NOTE 4.  LEGAL CONTINGENCIES
From time to time, Anixter is party to legal proceedings and matters that arise in the ordinary course of business. As of June 29, 2018, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 5.  INCOME TAXES
The Company's effective tax rate for the second quarter of 2018 was 29.0% compared to 37.2% in the prior year period. The current year period included a $1.8 million tax benefit related to the reversal of deferred income tax valuation allowances, partially offset by $0.5 million of tax expense related to domestic permanent tax differences. The Company's effective tax rate for the six months ended June 29, 2018 was 29.4% compared to 37.6% in the prior year period. The decrease was primarily due to a favorable tax impact from the December 22, 2017 Tax Cuts and Jobs Act (the "Act"). Under the Act, the statutory U.S. federal tax rate was reduced from 35% to 21% effective January 1, 2018. The benefit from this rate reduction was partially offset by other newly enacted tax provisions.
In the fourth quarter of 2017, the Company recorded a provisional $50.0 million one-time transition tax. At June 29, 2018, the Company has not completed its accounting for the tax effects of the Act and has not made adjustments to the provisional amount recorded.
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
Anixter considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, Anixter may be subject to withholding taxes payable to the various foreign countries.

NOTE 6.  PENSION PLANS
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of net periodic pension (benefit) cost are as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans		Total
(In millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Recorded in operating expenses:
Service cost	$0.6	$1.2	$1.4	$1.4	$2.0	$2.6

Recorded in other, net:
Interest cost	$2.5	$2.7	$1.8	$1.7	$4.3	$4.4
Expected return on plan assets	(3.7)	(3.8)	(2.5)	(2.1)	(6.2)	(5.9)
Net amortization (a)	0.2	0.7	0.7	0.7	0.9	1.4
Total recorded in other, net	$(1.0)	$(0.4)	$—	$0.3	$(1.0)	$(0.1)

Total net periodic pension (benefit) cost	$(0.4)	$0.8	$1.4	$1.7	$1.0	$2.5
(a) Reclassified from AOCI.

	Six Months Ended
	Domestic Plans		Foreign Plans		Total
(In millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Recorded in operating expenses:
Service cost	$1.8	$2.4	$3.0	$2.9	$4.8	$5.3

Recorded in other, net:
Interest cost	$5.1	$5.5	$3.5	$3.4	$8.6	$8.9
Expected return on plan assets	(8.0)	(7.5)	(5.0)	(4.3)	(13.0)	(11.8)
Net amortization (a)	0.3	1.2	1.5	1.5	1.8	2.7
Total recorded in other, net	$(2.6)	$(0.8)	$—	$0.6	$(2.6)	$(0.2)

Total net periodic pension (benefit) cost	$(0.8)	$1.6	$3.0	$3.5	$2.2	$5.1
(a) Reclassified from AOCI.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7.  STOCKHOLDERS' EQUITY
At the end of the second quarter of 2018, there were 1.7 million shares reserved for issuance under the 2017 Stock Incentive Plan. Under such plan, the Company pays non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock units is amortized over the respective vesting period representing the requisite service period, generally three, four or six years. Director stock units are expensed in the period in which they are granted, as these vest immediately. The employee performance-based restricted stock units ("performance units") are issued on the third anniversary of the grant date based on the Company's total shareholder return ("TSR") relative to the TSR of the S&P Mid Cap 400 index. The fair value of each performance unit tranche is estimated using the Monte Carlo Simulation pricing model at the date of grant.
During the three months ended June 29, 2018, the Company did not grant stock units to employees. During the six months ended June 29, 2018, the Company granted 182,738 stock units to employees, with a weighted-average grant-date fair value of $13.7 million. During the three months ended June 29, 2018, the Company did not issue performance units to employees. During the six months ended June 29, 2018, the Company granted 35,868 performance units to employees, with a weighted-average grant-date fair value of $3.0 million. During the three and six months ended June 29, 2018, the Company included additional stock compensation expense of $2.6 million related to the entry into a retirement agreement with the recently retired Chief Executive Officer ("CEO"), which extended the terms of his non-competition and non-solicitation restrictions in exchange for extended vesting and termination provisions of previously granted equity awards.
During the three and six months ended June 29, 2018, the Company granted directors 7,932 and 16,038 stock units, respectively, with a weighted-average grant-date fair value of $0.6 million and $1.2 million, respectively.
Antidilutive stock options and units are excluded from the calculation of weighted-average shares for diluted earnings per share. For the second quarter of 2018 and 2017, the antidilutive stock options and units were immaterial.

NOTE 8. BUSINESS SEGMENTS
Anixter is a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable solutions and utility power solutions. The Company has identified Network & Security Solutions ("NSS"), Electrical & Electronic Solutions ("EES") and Utility Power Solutions ("UPS") as reportable segments.
Corporate expenses are incurred to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which were rebilled to subsidiaries. The Company also has various corporate assets which are reported in corporate. Segment assets may or may not include jointly used assets, but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment Financial Information
Segment information for the three and six months ended June 29, 2018 and June 30, 2017 are as follows:

(in millions)
Second Quarter of 2018	NSS	EES	UPS	Corporate	Total
Net Sales	$1,096.3	$605.6	$436.0	$—	$2,137.9
Operating income	66.1	35.6	17.9	(48.3)	71.3

Second Quarter of 2017	NSS	EES	UPS	Corporate	Total
Net Sales	$1,029.4	$561.5	$410.5	$—	$2,001.4
Operating income	64.9	29.6	21.3	(33.2)	82.6

Six Months of 2018	NSS	EES	UPS	Corporate	Total
Net Sales	$2,091.1	$1,174.0	$837.0	$—	$4,102.1
Operating income	119.6	67.0	34.3	(88.0)	132.9

Six Months of 2017	NSS	EES	UPS	Corporate	Total
Net Sales	$2,014.3	$1,088.9	$794.0	$—	$3,897.2
Operating income	126.7	57.5	37.5	(70.2)	151.5

Geographic Information

The following tables summarize net sales by geographic areas for the three and six months ended June 29, 2018 and June 30, 2017:

	Three Months Ended
(In millions)	June 29, 2018	June 30, 2017
Net sales
North America	$1,762.5	$1,669.2
EMEA	173.0	150.3
Emerging Markets	202.4	181.9
Total net sales	$2,137.9	$2,001.4

	Six Months Ended
(In millions)	June 29, 2018	June 30, 2017
Net sales
North America	$3,374.9	$3,236.9
EMEA	341.6	305.7
Emerging Markets	385.6	354.6
Total net sales	$4,102.1	$3,897.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to the Company's reporting units during the six months ended June 29, 2018:

(In millions)	NSS	EES	UPS	Total
Balance as of December 29, 2017	$408.8	$181.7	$187.6	$778.1
Acquisition related (a)	67.2	—	—	67.2
Foreign currency translation	(4.9)	(0.5)	(6.3)	(11.7)
Balance as of June 29, 2018	$471.1	$181.2	$181.3	$833.6
(a) In the second quarter of 2018, the Company completed the acquisition of security businesses in Australia and New Zealand for $149.9 million, including a preliminary net working capital adjustment of $4.6 million. The transaction was financed primarily from borrowings under the revolving lines of credit. The purchase price was preliminarily allocated to $37.1 million of working capital and $60.4 million of intangible assets. Acquisition costs were $2.3 million. Second quarter results include approximately $10.6 million of sales from the acquired entities. The purchase price allocation is pending finalization, and is expected to be completed in early 2019.

NOTE 9.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
Anixter International Inc. guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc., its 100% owned primary operating subsidiary. Anixter International Inc. has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	June 29, 2018	December 29, 2017
Assets:
Current assets	$2,979.8	$2,833.5
Property, equipment and capital leases, net	172.2	161.3
Goodwill	833.6	778.1
Intangible assets, net	414.7	378.8
Other assets	106.8	107.2
	$4,507.1	$4,258.9
Liabilities and Stockholders' Equity:
Current liabilities	$1,812.6	$1,351.9
Long-term debt	996.0	1,257.7
Other liabilities	194.2	192.9
Stockholder’s equity	1,504.3	1,456.4
	$4,507.1	$4,258.9

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net sales	$2,137.9	$2,001.4	$4,102.1	$3,897.2
Operating income	$73.2	$84.5	$136.4	$155.0
Income before income taxes	$50.6	$65.4	$97.7	$116.7
Net income	$36.4	$41.2	$69.9	$72.9
Comprehensive income	$11.3	$51.0	$41.8	$97.7

ANIXTER INTERNATIONAL INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of our financial condition and results of operations for the three and six months ended June 29, 2018 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under "Condensed Consolidated Financial Statements" and our Annual Report on Form 10-K for the year ended December 29, 2017.

Second Quarter and Year-to-Date 2018 and 2017 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net sales	$2,137.9	$2,001.4	$4,102.1	$3,897.2
Gross profit	419.1	395.7	803.9	775.4
Operating expenses	347.8	313.1	671.0	623.9
Operating income	71.3	82.6	132.9	151.5
Other expense:
Interest expense	(19.0)	(17.9)	(37.2)	(36.8)
Other, net	(3.3)	(0.9)	(1.0)	(1.0)
Income before income taxes	49.0	63.8	94.7	113.7
Income tax expense	14.2	23.7	27.8	42.7
Net income	34.8	40.1	66.9	71.0
Diluted income per share	$1.02	$1.18	$1.96	$2.09
Executive Overview
Second Quarter Highlights
We delivered second quarter sales of $2.1 billion, up 6.8% compared to the prior year, with growth in all segments and geographies. Network and Security Solutions ("NSS"), Electrical and Electronic Solutions ("EES") and Utility Power Solutions ("UPS") sales increased 6.5%, 7.9%, and 6.2%, respectively. Reflecting broad strength across the business, we delivered overall organic sales growth of 4.9%, reflecting organic growth in our NSS, EES and UPS segments of 4.7%, 4.7% and 5.8%, respectively.
Strategy Update and Business Outlook
As we look ahead to the third quarter and full year, we are optimistic that sales growth will continue, reflecting momentum across the business and indications that our large project business is in the early stages of a recovery. We remain focused on key growth strategies, which include security, wireless and professional audio video, as well as in global and complex supply chain opportunities. While profitability continues to be impacted by inflationary pressures, including increased freight expense, we have implemented actions to drive gross margin improvement and initiated a restructuring action which will will result in a more competitive cost structure.
During the second quarter, we completed the acquisition of security businesses in Australia and New Zealand. We expect these acquisitions to be accretive to earnings in the first full year of operation, exclusive of transaction and integration costs.

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

ANIXTER INTERNATIONAL INC.

The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three and six months ended June 29, 2018 and June 30, 2017.

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Items impacting operating expense and operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	$(9.7)	$(9.0)	$(19.0)	$(18.0)
Restructuring charge	(9.2)	—	(9.2)	—
Acquisition and integration costs	(2.3)	—	(2.6)	—
CEO retirement agreement expense	(2.6)	—	(2.6)	—
U.K. facility relocation costs	(0.4)	—	(0.6)	—
Total of items impacting operating expense and operating income	$(24.2)	$(9.0)	$(34.0)	$(18.0)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	5.8	2.9	8.0	5.8
Reversal of deferred income tax valuation allowances	1.8	—	1.8	—
Tax expense related to domestic permanent tax differences	(0.5)	—	(0.5)	—
Total of items impacting income taxes	$7.1	$2.9	$9.3	$5.8
Net income impact of these items	$(17.1)	$(6.1)	$(24.7)	$(12.2)
Diluted EPS impact of these items	$(0.51)	$(0.18)	$(0.73)	$(0.36)
The items impacting operating expense and operating income by segment are reflected in the tables below.

Items Impacting Comparability of Operating Expense and Operating Income by Segment:

	Three Months Ended June 29, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(4.2)	$(2.1)	$(3.4)	$—	$(9.7)
Restructuring charge	(2.1)	(1.3)	(0.7)	(5.1)	(9.2)
Acquisition and integration costs	(2.3)	—	—	—	(2.3)
CEO retirement agreement expense	—	—	—	(2.6)	(2.6)
U.K. facility relocation costs	(0.1)	(0.3)	—	—	(0.4)
Total of items impacting operating expense and operating income	$(8.7)	$(3.7)	$(4.1)	$(7.7)	$(24.2)

	Three Months Ended June 30, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(3.6)	$(2.1)	$(3.3)	$—	$(9.0)
Restructuring charge	—	—	0.1	(0.1)	—
Total of items impacting operating expense and operating income	$(3.6)	$(2.1)	$(3.2)	$(0.1)	$(9.0)

ANIXTER INTERNATIONAL INC.

	Six Months Ended June 29, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(8.0)	$(4.3)	$(6.7)	$—	$(19.0)
Restructuring charge	(2.1)	(1.3)	(0.7)	(5.1)	(9.2)
Acquisition and integration costs	(2.3)	—	—	(0.3)	(2.6)
CEO retirement agreement expense	—	—	—	(2.6)	(2.6)
U.K. facility relocation costs	(0.1)	(0.5)	—	—	(0.6)
Total of items impacting operating expense and operating income	$(12.5)	$(6.1)	$(7.4)	$(8.0)	$(34.0)

	Six Months Ended June 30, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(7.2)	$(4.2)	$(6.6)	$—	$(18.0)
Restructuring charge	—	0.5	(0.1)	(0.4)	—
Total of items impacting operating expense and operating income	$(7.2)	$(3.7)	$(6.7)	$(0.4)	$(18.0)

U.S. GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Reconciliation to most directly comparable U.S. GAAP financial measure:
Net income - U.S. GAAP	$34.8	$40.1	$66.9	$71.0
Items impacting net income	17.1	6.1	24.7	12.2
Net income - Non-GAAP	$51.9	$46.2	$91.6	$83.2

Diluted EPS – U.S. GAAP	$1.02	$1.18	$1.96	$2.09
Diluted EPS impact of these items	0.51	0.18	0.73	0.36
Diluted EPS – Non-GAAP	$1.53	$1.36	$2.69	$2.45

ANIXTER INTERNATIONAL INC.

Net Sales

Sales Growth Trends
	Three Months Ended June 29, 2018				Three Months Ended June 30, 2017
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Acquisitions Impact	Adjusted for Acquisitions	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$852.9	$(3.0)	$—	$849.9	$817.1	$—	$817.1	4.0%
EMEA	104.9	(3.8)	—	101.1	86.5	0.2	86.7	16.6%
Emerging Markets	138.5	0.5	—	139.0	125.8	11.3	137.1	1.4%
NSS	$1,096.3	$(6.3)	$—	$1,090.0	$1,029.4	$11.5	$1,040.9	4.7%

Electrical & Electronic Solutions (EES)
North America	$473.6	$(2.8)	$(9.4)	$461.4	$441.6	$—	$441.6	4.5%
EMEA	68.1	(3.4)	(1.3)	63.4	63.8	—	63.8	(0.6)%
Emerging Markets	63.9	0.2	(0.9)	63.2	56.1	—	56.1	12.6%
EES	$605.6	$(6.0)	$(11.6)	$588.0	$561.5	$—	$561.5	4.7%

Utility Power Solutions (UPS)
North America	$436.0	$(1.4)	$(0.3)	$434.3	$410.5	$—	$410.5	5.8%
UPS	$436.0	$(1.4)	$(0.3)	$434.3	$410.5	$—	$410.5	5.8%

Total	$2,137.9	$(13.7)	$(11.9)	$2,112.3	$2,001.4	$11.5	$2,012.9	4.9%

Geographic Sales
North America	$1,762.5	$(7.2)	$(9.7)	$1,745.6	$1,669.2	$—	$1,669.2	4.6%
EMEA	173.0	(7.2)	(1.3)	164.5	150.3	0.2	150.5	9.3%
Emerging Markets	202.4	0.7	(0.9)	202.2	181.9	11.3	193.2	4.6%
Total	$2,137.9	$(13.7)	$(11.9)	$2,112.3	$2,001.4	$11.5	$2,012.9	4.9%
NSS – Sales of $1,096.3 million increased 6.5% from $1,029.4 million in the prior year period. Adjusting for the favorable impact from acquisitions and foreign exchange, NSS organic sales increased 4.7%, reflecting growth in both the network infrastructure and security portions of the business and in all geographies. NSS security sales in the second quarter of 2018 of $460.9 million, which represents 42.0% of total segment sales, increased 8.4% from the prior year period. Adjusted for the $11.5 million and $1.6 million favorable acquisitions and currency impacts, respectively, organic security sales growth was 5.2% compared to the second quarter of 2017.
EES – Sales of $605.6 million increased 7.9% from $561.5 million in the prior year period, strengthened by the favorable impacts from copper and foreign exchange. EES organic sales increased by 4.7%, with growth driven by ongoing recovery on the industrial side of the business and strong growth with OEM customers.
UPS – Sales of $436.0 million increased 6.2% from $410.5 million in the prior year period, reflecting broad-based growth with both investor-owned utility and public power customers. UPS organic sales increased 5.8%, adjusting for the favorable impacts from foreign exchange and copper.

ANIXTER INTERNATIONAL INC.

Sales Growth Trends
	Six Months Ended June 29, 2018				Six Months Ended June 30, 2017
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Acquisitions Impact	Adjusted for Acquisitions	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$1,621.4	$(6.8)	$—	$1,614.6	$1,585.1	$—	$1,585.1	1.9%
EMEA	203.2	(12.5)	—	190.7	179.4	0.2	179.6	6.1%
Emerging Markets	266.5	(2.3)	—	264.2	249.8	11.3	261.1	1.2%
NSS	$2,091.1	$(21.6)	$—	$2,069.5	$2,014.3	$11.5	$2,025.8	2.2%

Electrical & Electronic Solutions (EES)
North America	$916.5	$(5.8)	$(18.0)	$892.7	$857.8	$—	$857.8	4.1%
EMEA	138.4	(10.5)	(1.9)	126.0	126.3	—	126.3	(0.2)%
Emerging Markets	119.1	(0.9)	(1.7)	116.5	104.8	—	104.8	11.1%
EES	$1,174.0	$(17.2)	$(21.6)	$1,135.2	$1,088.9	$—	$1,088.9	4.3%

Utility Power Solutions (UPS)
North America	$837.0	$(3.2)	$(0.6)	$833.2	$794.0	$—	$794.0	4.9%
UPS	$837.0	$(3.2)	$(0.6)	$833.2	$794.0	$—	$794.0	4.9%

Total	$4,102.1	$(42.0)	$(22.2)	$4,037.9	$3,897.2	$11.5	$3,908.7	3.3%

Geographic Sales
North America	$3,374.9	$(15.8)	$(18.6)	$3,340.5	$3,236.9	$—	$3,236.9	3.2%
EMEA	341.6	(23.0)	(1.9)	316.7	305.7	0.2	305.9	3.5%
Emerging Markets	385.6	(3.2)	(1.7)	380.7	354.6	11.3	365.9	4.0%
Total	$4,102.1	$(42.0)	$(22.2)	$4,037.9	$3,897.2	$11.5	$3,908.7	3.3%
NSS – Sales of $2,091.1 million increased 3.8% from $2,014.3 million in the prior year period. Adjusting for the favorable impact from acquisitions and foreign exchange, NSS organic sales increased 2.2%, reflecting growth in both the network infrastructure and security portions of the business and in all geographies. NSS security sales in the six months ended June 29, 2018 of $874.5 million, which represents 41.8% of total segment sales, increased 5.7% from the prior year period. Adjusted for the $11.5 million and $6.8 million favorable acquisitions and currency impacts, respectively, organic security sales growth was 3.5% compared to the six months ended June 30, 2017.
EES – Sales of $1,174.0 million increased 7.8% from $1,088.9 million in the prior year period, strengthened by the favorable impacts from copper and foreign exchange. EES organic sales increased by 4.3%, with growth driven by ongoing recovery on the industrial side of the business and strong growth with OEM customers.
UPS – Sales of $837.0 million increased 5.4% from $794.0 million in the prior year period, reflecting broad-based growth with both investor-owned utility and public power customers. UPS organic sales increased 4.9%, adjusting for the favorable impacts from foreign exchange and copper.
Gross Margin
Gross margin of 19.6% in the second quarter of 2018 compares to 19.8% in the second quarter of 2017. Gross margin of 19.6% in the six months ended June 29, 2018 compares to 19.9% in the six months ended June 30, 2017. The lower gross margin was caused by customer and product mix and cost inflation, primarily in the UPS segment.

ANIXTER INTERNATIONAL INC.

Operating Expenses
Operating expenses were $347.8 million and $313.1 million in the second quarter of 2018 and 2017, respectively. The second quarter of 2018 includes $9.7 million of intangible asset amortization, a restructuring charge of $9.2 million, $2.3 million of acquisition and integration costs, $2.6 million of CEO retirement agreement expense and $0.4 million of U.K. facility relocation costs. The CEO retirement agreement expense relates to additional stock compensation for the entry into a retirement agreement with the recently retired CEO, which extended the terms of his non-competition and non-solicitation restrictions in exchange for extended vesting and termination provisions of previously granted equity awards. The U.K. facility relocation costs relate to expenses we incurred to move our largest warehouse in EMEA. We were forced to move this location due to a government-backed rail line that will run through our existing facility.
The second quarter of 2017 includes $9.0 million of intangible asset amortization. Excluding these items, adjusted operating expenses in the second quarter of 2018 increased 6.4% to $323.6 million, or 15.1% of sales, which compares to prior year adjusted operating expenses of $304.1 million, or 15.2% of sales. Further adjusting operating expenses for an unfavorable $2.5 million impact of foreign currency in the second quarter of 2018, adjusted operating expenses would have increased by 5.6%.
Operating expenses were $671.0 million and $623.9 million in the six months ended June 29, 2018 and June 30, 2017, respectively. The six months ended June 29, 2018 includes $19.0 million of intangible asset amortization, a restructuring charge of $9.2 million, $2.6 million of acquisition and integration costs, $2.6 million of CEO retirement agreement expense and $0.6 million of U.K. facility relocation costs. The six months ended June 30, 2017 includes $18.0 million of intangible asset amortization. Excluding these items, adjusted operating expenses in the six months ended June 29, 2018 increased 5.1% to $637.0 million or 15.5% of sales, which compares to prior year adjusted operating expenses of $605.9 million or 15.5% of sales. Further adjusting operating expenses for an unfavorable $7.4 million impact of foreign currency in the six months ended June 29, 2018, adjusted operating expenses would have increased by 3.9%.

Operating Income

	Three Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2018	$66.1	$35.6	$17.9	$(48.3)	$71.3
Operating income, 2017	64.9	29.6	21.3	(33.2)	82.6
$ Change	$1.2	$6.0	$(3.4)	$(15.1)	$(11.3)
% Change	1.9%	20.3%	(15.4)%	(46.0)%	(13.7)%

Items impacting operating income in 2018	$8.7	$3.7	$4.1	$7.7	$24.2
Adjusted operating income, 2018 (Non-GAAP)	$74.8	$39.3	$22.0	$(40.6)	$95.5

Items impacting operating income in 2017	$3.6	$2.1	$3.2	$0.1	$9.0
Adjusted operating income, 2017 (Non-GAAP)	$68.5	$31.7	$24.5	$(33.1)	$91.6

Adjusted % Change (Non-GAAP)	9.2%	24.0%	(10.2)%	(22.7)%	4.3%

Plus the % impact of:
Foreign exchange	(0.4)%	(1.0)%	(0.4)%	0.8%	(0.5)%
Copper pricing	—%	(8.0)%	(0.2)%	—%	(2.9)%
Organic (Non-GAAP)	1.5%	11.3%	(16.0)%	(45.2)%	(17.1)%

ANIXTER INTERNATIONAL INC.

NSS – Operating income was $66.1 million, or 6.0% of sales, in the second quarter of 2018, compared to $64.9 million, or 6.3% of sales, in the second quarter of 2017. The increase in operating income was due to sales growth in both the network infrastructure and security portions of the business. NSS delivered adjusted operating income of $74.8 million in the second quarter of 2018, resulting in adjusted operating margin of 6.8%. NSS delivered adjusted operating income of $68.5 million in the second quarter of 2017, resulting in adjusted operating margin of 6.7%.

EES – Operating income was $35.6 million, or 5.9% of sales, in the second quarter of 2018, compared to $29.6 million, or 5.3% of sales, in the second quarter of 2017. The increase in operating income was driven by the favorable impacts of higher copper prices combined with sales growth and strong expense leverage. EES delivered adjusted operating income of $39.3 million in the second quarter of 2018, resulting in adjusted operating margin of 6.5%. EES delivered adjusted operating income of $31.7 million in the second quarter of 2017, resulting in adjusted operating margin of 5.7%

UPS – Operating income was $17.9 million, or 4.1% of sales, in the second quarter of 2018, compared to $21.3 million, or 5.2%, in the second quarter of 2017. The decrease in operating income was driven by lower gross margin. UPS delivered adjusted operating income of $22.0 million in the second quarter of 2018, resulting in adjusted operating margin of 5.1%. UPS delivered adjusted operating income of $24.5 million in the second quarter of 2017, resulting in adjusted operating margin of 6.0%.

	Six Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2018	$119.6	$67.0	$34.3	$(88.0)	$132.9
Operating income, 2017	126.7	57.5	37.5	(70.2)	151.5
$ Change	$(7.1)	$9.5	$(3.2)	$(17.8)	$(18.6)
% Change	(5.6)%	16.6%	(8.4)%	(25.5)%	(12.3)%

Items impacting operating income in 2018	$12.5	$6.1	$7.4	$8.0	$34.0
Adjusted operating income, 2018 (Non-GAAP)	$132.1	$73.1	$41.7	$(80.0)	$166.9

Items impacting operating income in 2017	$7.2	$3.7	$6.7	$0.4	$18.0
Adjusted operating income, 2017 (Non-GAAP)	$133.9	$61.2	$44.2	$(69.8)	$169.5

Adjusted % Change (Non-GAAP)	(1.3)%	19.4%	(5.7)%	(14.6)%	(1.5)%

Plus the % impact of:
Foreign exchange	(0.9)%	(1.5)%	(0.5)%	1.1%	(0.9)%
Copper pricing	—%	(7.7)%	(0.2)%	—%	(2.9)%
Organic (Non-GAAP)	(6.5)%	7.4%	(9.1)%	(24.4)%	(16.1)%

ANIXTER INTERNATIONAL INC.

NSS – Operating income was $119.6 million, or 5.7% of sales, in the six months ended June 29, 2018, compared to $126.7 million, or 6.3% of sales, in the six months ended June 30, 2017. The decrease in operating income was due to the combination of lower gross margin, the impact of deflation in certain product categories and increased freight expense. NSS delivered adjusted operating income of $132.1 million in the six months ended June 29, 2018, resulting in adjusted operating margin of 6.3%. NSS delivered adjusted operating income of $133.9 million in the six months ended June 30, 2017, resulting in adjusted operating margin of 6.6%.

EES – Operating income was $67.0 million, or 5.7% of sales, in the six months ended June 29, 2018, compared to $57.5 million, or 5.3% of sales, in the six months ended June 30, 2017. The increase in operating income was driven by the favorable impacts of higher copper prices combined with sales growth and strong expense leverage. EES delivered adjusted operating income of $73.1 million in the six months ended June 29, 2018, resulting in adjusted operating margin of 6.2%. EES delivered adjusted operating income of $61.2 million in the six months ended June 30, 2017, resulting in adjusted operating margin of 5.6%
UPS – Operating income was $34.3 million, or 4.1% of sales, in the six months ended June 29, 2018, compared to $37.5 million, or 4.7%, in the six months ended June 30, 2017. The decrease in operating income was driven by lower gross margin. UPS delivered adjusted operating income of $41.7 million in the six months ended June 29, 2018, resulting in adjusted operating margin of 5.0%. UPS delivered adjusted operating income of $44.2 million in the six months ended June 30, 2017, resulting in adjusted operating margin of 5.6%.
Interest Expense and Other
Interest expense was $19.0 million and $17.9 million in the second quarter of 2018 and 2017, respectively. Interest expense was $37.2 million and $36.8 million in the six months ended June 29, 2018 and June 30, 2017, respectively. The increase in interest expense in 2018 was driven by higher borrowings under the revolving lines of credit due to increased working capital investment to support the growth in the business.
Foreign exchange and other expense of $3.3 million in the second quarter of 2018 compares to $0.9 million in the second quarter of 2017, primarily due to the strengthening of the U.S. dollar against certain foreign currencies, primarily in Europe, Canada and Latin America. Foreign exchange and other expense of $1.0 million in the six months ended June 29, 2018 compares to $1.0 million in the six months ended June 30, 2017.
Income Taxes
Our effective tax rate for the second quarter of 2018 was 29.0% compared to 37.2% in the prior year period. The current year period included a $1.8 million tax benefit related to the reversal of deferred income tax valuation allowances, partially offset by $0.5 million of tax expense related to domestic permanent tax differences. Our effective tax rate for the six months ended June 29, 2018 was 29.4% compared to 37.6% in the prior year period. The decrease was primarily due to a favorable tax impact from the December 22, 2017 Tax Cuts and Jobs Act (the "Act"). Under the Act, the statutory U.S. federal tax rate was reduced from 35% to 21% effective January 1, 2018. The benefit from this rate reduction was partially offset by other newly enacted tax provisions.

ANIXTER INTERNATIONAL INC.

EBITDA and Adjusted EBITDA

Q2 EBITDA and Adjusted EBITDA by Segment:
	Three Months Ended June 29, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Net income	$66.1	$35.6	$17.9	$(84.8)	$34.8
Interest expense	—	—	—	19.0	19.0
Income taxes	—	—	—	14.2	14.2
Depreciation	0.9	0.7	0.9	5.2	7.7
Amortization of intangible assets	4.2	2.1	3.4	—	9.7
EBITDA	$71.2	$38.4	$22.2	$(46.4)	$85.4

Total of items impacting operating income*	$4.5	$1.6	$0.7	$5.1	$11.9
Foreign exchange and other non-operating expense	—	—	—	3.3	3.3
Stock-based compensation	0.4	0.4	0.2	6.2	7.2
Adjusted EBITDA	$76.1	$40.4	$23.1	$(31.8)	$107.8

* Items impacting operating income excludes amortization of intangible assets and CEO retirement agreement expense in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation and CEO retirement agreement expense is added back as part of Stock-based compensation.

	Three Months Ended June 30, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Net income	$64.9	$29.6	$21.3	$(75.7)	$40.1
Interest expense	—	—	—	17.9	17.9
Income taxes	—	—	—	23.7	23.7
Depreciation	0.7	0.6	1.0	4.8	7.1
Amortization of intangible assets	3.6	2.1	3.3	—	9.0
EBITDA	$69.2	$32.3	$25.6	$(29.3)	$97.8

Total of items impacting operating income*	$—	$—	$(0.1)	$0.1	$—
Foreign exchange and other non-operating expense	—	—	—	0.9	0.9
Stock-based compensation	0.6	0.5	0.4	2.9	4.4
Adjusted EBITDA	$69.8	$32.8	$25.9	$(25.4)	$103.1

* Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.
NSS – NSS adjusted EBITDA of $76.1 million in the second quarter of 2018 compares to $69.8 million in the second quarter of 2017. The increase in adjusted EBITDA was driven by sales growth.
EES – EES adjusted EBITDA of $40.4 million in the second quarter of 2018 compares to $32.8 million in the second quarter of 2017. The increase in adjusted EBITDA was driven by strong expense leverage associated with the sales growth combined with the benefit of higher copper prices.
UPS – UPS adjusted EBITDA of $23.1 million in the second quarter of 2018 compares to $25.9 million in the second quarter of 2017, due primarily to lower gross margin.

ANIXTER INTERNATIONAL INC.

Q2 YTD EBITDA and Adjusted EBITDA by Segment:
	Six Months Ended June 29, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Net income	$119.6	$67.0	$34.3	$(154.0)	$66.9
Interest expense	—	—	—	37.2	37.2
Income taxes	—	—	—	27.8	27.8
Depreciation	1.7	1.2	1.8	10.4	15.1
Amortization of intangible assets	8.0	4.3	6.7	—	19.0
EBITDA	$129.3	$72.5	$42.8	$(78.6)	$166.0

Total of items impacting operating income*	$4.5	$1.8	$0.7	$5.4	$12.4
Foreign exchange and other non-operating expense	—	—	—	1.0	1.0
Stock-based compensation	0.8	0.8	0.5	9.7	11.8
Adjusted EBITDA	$134.6	$75.1	$44.0	$(62.5)	$191.2

* Items impacting operating income excludes amortization of intangible assets and CEO retirement agreement expense in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation and CEO retirement agreement expense is added back as part of Stock-based compensation.

	Six Months Ended June 30, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Net income	$126.7	$57.5	$37.5	$(150.7)	$71.0
Interest expense	—	—	—	36.8	36.8
Income taxes	—	—	—	42.7	42.7
Depreciation	1.5	1.2	2.0	9.4	14.1
Amortization of intangible assets	7.2	4.2	6.6	—	18.0
EBITDA	$135.4	$62.9	$46.1	$(61.8)	$182.6

Total of items impacting operating income*	$—	$(0.5)	$0.1	$0.4	$—
Foreign exchange and other non-operating expense	—	—	—	1.0	1.0
Stock-based compensation	1.0	0.8	0.6	6.5	8.9
Adjusted EBITDA	$136.4	$63.2	$46.8	$(53.9)	$192.5

* Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.
NSS – NSS adjusted EBITDA of $134.6 million in the six months ended June 29, 2018 compares to $136.4 million in the six months ended June 30, 2017. The decrease in adjusted EBITDA was due to the combination of lower gross margin, the impact of deflation in certain product categories and increased freight expense.
EES – EES adjusted EBITDA of $75.1 million in the six months ended June 29, 2018 compares to $63.2 million in the six months ended June 30, 2017. The increase in adjusted EBITDA was driven by strong expense leverage associated with the sales growth combined with the benefit of higher copper prices.
UPS – UPS adjusted EBITDA of $44.0 million in the six months ended June 29, 2018 compares to $46.8 million in the six months ended June 30, 2017, due primarily to lower gross margin.

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
Net cash provided by operations was $69.3 million in the six months ended June 29, 2018 compared to net cash provided by operations of $137.1 million in the prior year period. The decrease is primarily due to higher investment in working capital to support growth in the business.
Net cash used in investing activities was $170.3 million in the six months ended June 29, 2018, which included $149.9 million for the acquisition of security businesses in Australia and New Zealand and $24.5 million for capital expenditures. Net cash used in investing activities was $20.8 million in the six months ended June 30, 2017 and related to capital expenditures. Capital expenditures are expected to be approximately $50 - $60 million in 2018 as we continue to invest in warehouse equipment, information system upgrades, integration of acquired businesses and new software to support our infrastructure.
Net cash provided by financing activities was $90.2 million in the six months ended June 29, 2018 compared to net cash used in financing activities of $50.1 million in the six months ended June 30, 2017. During the six months ended June 29, 2018, we had net borrowings on our revolving lines of credit of $89.1 million. During the six months ended June 30, 2017, we had net repayments on our revolving lines of credit of $13.8 million and a repayment of our Canadian term loan of $38.7 million.
Liquidity and Capital Resources
At June 29, 2018, our primary liquidity source was the Receivables Facility in an aggregate committed amount of $600.0 million and the Inventory Facility in an aggregate committed amount of $150.0 million. At June 29, 2018, there was $225.0 million of borrowings under the Receivables Facility (which included the cost of the businesses acquired), and there were no borrowings under the Inventory Facility.
Our debt-to-capital ratio increased from 46.1% at December 29, 2017 to 47.0% at June 29, 2018, remaining within our targeted range of 45-50%.
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

ITEM 4.  CONTROLS AND PROCEDURES.
Under the supervision and with the participation of Anixter's management, including its principal executive officer and principal financial officer, an evaluation was conducted as of June 29, 2018 of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective as of June 29, 2018. There was no change in internal control over financial reporting that occurred during the three months ended June 29, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 4. "Legal Contingencies" in the Notes to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in the Company's Annual Report on Form 10-K for the year ended December 29, 2017, as filed with the Securities and Exchange Commission on February 22, 2018.

 ITEM 6.  EXHIBITS.

(10)	Material Contracts
10.1	Retirement Agreement between Anixter Inc. and Robert J. Eck
10.2	Consulting Agreement between Anixter Inc. and William A. Standish
(31)	Rule 13a — 14(a) /15d — 14(a) Certifications.
31.1	William A. Galvin, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32.1	William A. Galvin, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2018 and June 30, 2017, (ii) the Condensed Consolidated Balance Sheets at June 29, 2018 and December 29, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2018 and June 30, 2017, and (iv) Notes to the Condensed Consolidated Financial Statements for the three and six months ended June 29, 2018.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

July 26, 2018	By:	/s/ William A. Galvin
William A. Galvin
President and Chief Executive Officer

July 26, 2018	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer