Form 10-Q
period 2018-09-28
ANIXTER INTERNATIONAL INC
filed 2018-10-23
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2018
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
Yes  ☐    No  ☒

At October 17, 2018, 33,481,846 shares of registrant’s Common Stock, $1 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
(In millions, except per share amounts)
Net sales	$2,179.0	$2,016.4	$6,281.1	$5,913.6
Cost of goods sold	1,754.9	1,619.2	5,053.1	4,741.0
Gross profit	424.1	397.2	1,228.0	1,172.6
Operating expenses	334.6	316.4	1,005.6	940.3
Operating income	89.5	80.8	222.4	232.3
Other expense:
Interest expense	(19.3)	(18.9)	(56.5)	(55.7)
Other, net	(1.6)	0.5	(2.6)	(0.5)
Income before income taxes	68.6	62.4	163.3	176.1
Income tax expense	21.0	24.8	48.8	67.5
Net income	$47.6	$37.6	$114.5	$108.6
Income per share:
Basic	$1.41	$1.12	$3.39	$3.24
Diluted	$1.40	$1.11	$3.36	$3.20

Basic weighted-average common shares outstanding	33.8	33.6	33.8	33.6
Effect of dilutive securities:
Stock options and units	0.3	0.4	0.3	0.4
Diluted weighted-average common shares outstanding	34.1	34.0	34.1	34.0

Net income	$47.6	$37.6	$114.5	$108.6
Other comprehensive income (loss):
Foreign currency translation	6.5	17.5	(22.8)	40.5
Changes in unrealized pension cost, net of tax	0.7	1.1	1.9	3.0
Other comprehensive income (loss)	7.2	18.6	(20.9)	43.5
Comprehensive income	$54.8	$56.2	$93.6	$152.1

See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 28, 2018	December 29, 2017
(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$69.9	$116.0
Accounts receivable, net	1,637.5	1,434.2
Inventories	1,363.6	1,238.7
Other current assets	45.6	44.9
Total current assets	3,116.6	2,833.8
Property and equipment, at cost	404.2	376.9
Accumulated depreciation	(242.1)	(222.6)
Property and equipment, net	162.1	154.3
Goodwill	833.4	778.1
Intangible assets, net	405.0	378.8
Other assets	108.5	107.2
Total assets	$4,625.6	$4,252.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,298.7	$1,081.6
Accrued expenses	303.6	269.2
Current portion of long-term debt	349.3	—
Total current liabilities	1,951.6	1,350.8
Long-term debt	914.4	1,247.9
Other liabilities	195.5	194.5
Total liabilities	3,061.5	2,793.2
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,853,031 and 33,657,466 shares issued and outstanding at September 28, 2018 and December 29, 2017, respectively	33.9	33.7
Capital surplus	290.0	278.7
Retained earnings	1,471.4	1,356.9
Accumulated other comprehensive loss:
Foreign currency translation	(146.0)	(123.2)
Unrecognized pension liability, net	(85.2)	(87.1)
Total accumulated other comprehensive loss	(231.2)	(210.3)
Total stockholders’ equity	1,564.1	1,459.0
Total liabilities and stockholders’ equity	$4,625.6	$4,252.2
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 28, 2018	September 29, 2017
(In millions)
Operating activities:
Net income	$114.5	$108.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23.3	21.5
Amortization of intangible assets	28.6	27.1
Stock-based compensation	15.0	13.3
Deferred income taxes	0.1	1.3
Accretion of debt discount	1.8	1.7
Amortization of deferred financing costs	1.2	1.6
Pension plan contributions	(5.8)	(14.8)
Pension plan expenses	3.2	7.9
Changes in current assets and liabilities, net	(74.8)	(53.9)
Other, net	(4.3)	(4.2)
Net cash provided by operating activities	102.8	110.1
Investing activities:
Acquisitions of businesses, net of cash acquired	(149.9)	—
Capital expenditures, net	(32.0)	(30.9)
Other	9.1	—
Net cash used in investing activities	(172.8)	(30.9)
Financing activities:
Proceeds from borrowings	2,036.8	1,324.2
Repayments of borrowings	(2,020.5)	(1,370.9)
Repayments of Canadian term loan	—	(70.9)
Proceeds from stock options exercised	1.5	3.5
Other, net	—	(0.2)
Net cash provided by (used in) financing activities	17.8	(114.3)
Decrease in cash and cash equivalents	(52.2)	(35.1)
Effect of exchange rate changes on cash balances	6.1	(3.1)
Cash and cash equivalents at beginning of period	116.0	115.1
Cash and cash equivalents at end of period	$69.9	$76.9
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
The Company maintains its financial records on the basis of a fiscal year ending on the Friday nearest December 31, with the fiscal quarters spanning thirteen weeks, with the first quarter ending on the Friday of the first thirteen-week period. The third quarter of fiscal year 2018 ended on September 28, 2018, and the third quarter of fiscal year 2017 ended on September 29, 2017.
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
Recently issued accounting pronouncements not yet adopted: In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has established an implementation team and is implementing a new lease accounting information system. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional prospective transition method to apply the provisions of this guidance. The Company will adopt the standard in the first quarter of 2019 and elect this transition method to apply the standard prospectively. While the Company is currently evaluating the impact of adoption of this ASU, the adoption is expected to result in a material increase in the assets and liabilities recorded on the Condensed Consolidated Balance Sheets.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the December 22, 2017 enactment of the Tax Cuts and Jobs Act (the "Act") that are stranded in accumulated other comprehensive income. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its Condensed Consolidated Financial Statements.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which will expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Changes to the Disclosure Requirements for Fair Value Measurement, which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its related disclosures.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The standard is effective for Anixter's financial statements issued for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2019. Early adoption is permitted and the Company intends to early adopt in the fourth quarter of 2018. The Company is currently evaluating the impact of adoption of this ASU on its Condensed Consolidated Financial Statements.
The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on its Condensed Consolidated Financial Statements or disclosures.
Revenue recognition: Anixter is a leading global distributor of network and security solutions, electrical and electronic solutions and utility power solutions. Through a global distribution network along with supply chain and technical expertise, Anixter helps customers reduce the risk, cost and complexity of their supply chains. Anixter is a leader in providing advanced inventory management services including procurement, just-in-time delivery, material management programs, turn-key yard layout and management, quality assurance testing, component kit production, storm/event kitting, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers with over 600,000 products. Revenue arrangements primarily consist of a single performance obligation to transfer promised goods or services. See Note 8. "Business Segments" for revenue disaggregated by geography.
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
At December 29, 2017, $9.5 million of deferred revenue related to outstanding contracts was reported in "Accrued expenses" in the Company's Consolidated Balance Sheet. This balance primarily represents prepayments from customers. During the three and nine months ended September 28, 2018, $1.6 million and $7.0 million, respectively, of this deferred revenue was recognized. At September 28, 2018, deferred revenue was $14.4 million. The Company expects to recognize this balance as revenue within the next twelve months.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other, net: The following represents the components of "Other, net" as reflected in the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Other, net:
Foreign exchange	$(2.5)	$(1.1)	$(6.2)	$(3.1)
Cash surrender value of life insurance policies	0.3	0.9	0.1	2.0
Net periodic pension benefit	1.3	0.2	3.9	0.4
Other	(0.7)	0.5	(0.4)	0.2
Total other, net	$(1.6)	$0.5	$(2.6)	$(0.5)
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At September 28, 2018 and December 29, 2017, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At September 28, 2018 and December 29, 2017, the gross notional amount of the foreign currency forward contracts outstanding was approximately $116.9 million and $246.3 million, respectively. At September 28, 2018 and December 29, 2017, the net notional amount of the foreign currency forward contracts outstanding was approximately $78.1 million and $125.7 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to derivative instruments are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of derivative assets and liabilities are immaterial.
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
Goodwill: The Company evaluates goodwill for impairment annually at the beginning of the third quarter and when events or changes in circumstances indicate the carrying value of reporting units might exceed their current fair values. The Company assesses goodwill for impairment by first performing a qualitative assessment, which considers specific factors, based on the weight of evidence, and the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount using the qualitative assessment, Anixter performs the two-step impairment test. From time to time, the Company may also bypass the qualitative assessment and proceed directly to the two-step impairment test. The first step of the impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The estimates of fair value of a reporting unit are determined using the income approach and/or the market approach as described below. If step one of the test indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied residual value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
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
In connection with the annual assessment of goodwill at the beginning of the third quarter of 2018, the Company bypassed the qualitative assessment and performed a quantitative test for all reporting units and utilized a combination of the income and market approaches. As a result of this assessment, the Company concluded that no impairment existed and the carrying amount of goodwill to be fully recoverable. All of the Company's reporting units had fair values that exceeded their respective carrying values by greater than 30%.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2. RESTRUCTURING CHARGES
The Company considers restructuring activities to be programs whereby Anixter fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. The following table summarizes activity related to liabilities associated with restructuring activities:

	Restructuring Activity
	Q2 2018 Plan		Q2 2016 Plan		Q4 2015 Plan	Total
	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)
Balance at December 29, 2017	$—	$—	$0.5	$0.5	$0.6	$1.1	$0.5
Charges	9.6	0.5	—	(0.4)	(0.3)	9.3	0.1
Payments and other	(1.0)	(0.3)	(0.5)	(0.1)	(0.1)	(1.6)	(0.4)
Balance at September 28, 2018	$8.6	$0.2	$—	$—	$0.2	$8.8	$0.2

(a)	Employee-related costs primarily consist of severance benefits provided to employees who have been involuntarily terminated.

(b)	Facility exit and other costs primarily consist of lease termination costs.
Q2 2018 Restructuring Plan
In the second quarter of 2018, the Company recorded a pre-tax charge of $2.1 million, $1.3 million and $1.1 million in its NSS, EES and UPS segments, respectively, and an additional $5.4 million at its corporate headquarters, primarily for severance-related expenses associated with a reduction of approximately 260 positions. In the third quarter of 2018, the Company recorded an additional $0.2 million charge at its corporate headquarters. The $10.1 million charge related to the Q2 2018 plan primarily reflects actions related to facilities consolidation, systems integration and back office functions. This charge was included in "Operating expenses" in the Company's Condensed Consolidated Statements of Comprehensive Income for fiscal year 2018. The majority of the remaining charge included in accrued expenses of $8.8 million as of September 28, 2018 is expected to be paid by the fourth quarter of 2019.

NOTE 3. DEBT
Debt is summarized below:

(In millions)	September 28, 2018	December 29, 2017
Current portion of long-term debt:
5.625% Senior notes due 2019	$349.3	$—

Long-term debt:
5.50% Senior notes due 2023	347.2	346.8
5.125% Senior notes due 2021	397.2	396.5
5.625% Senior notes due 2019	—	348.6
Revolving lines of credit	168.6	159.0
Other	4.9	1.7
Unamortized deferred financing costs	(3.5)	(4.7)

Total debt	$1,263.7	$1,247.9

The Senior notes due 2019 will mature on May 1, 2019, and have been classified as current on the Condensed Consolidated Balance Sheet at September 28, 2018.

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

At September 28, 2018, the Company's total carrying value and estimated fair value of debt outstanding was $1,263.7 million and $1,299.9 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at December 29, 2017 of $1,247.9 million and $1,317.8 million, respectively. The increase in the carrying value is primarily due to higher outstanding borrowings under Anixter's revolving lines of credit.

NOTE 4.  LEGAL CONTINGENCIES
From time to time, Anixter is party to legal proceedings and matters that arise in the ordinary course of business. As of September 28, 2018, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 5.  INCOME TAXES
The Company's effective tax rate for the third quarter of 2018 was 30.6% compared to 39.7% in the prior year period. The Company's effective tax rate for the nine months ended September 28, 2018 was 29.9% compared to 38.3% in the prior year period. Income tax expense for the nine months ended September 28, 2018 included a $1.8 million tax benefit related to the reversal of deferred income tax valuation allowances, partially offset by $0.5 million of tax expense related to domestic permanent tax differences. The decrease in the effective tax rate was primarily due to a favorable tax impact from the December 22, 2017 Tax Cuts and Jobs Act (the "Act"). Under the Act, the statutory U.S. federal tax rate was reduced from 35% to 21% effective January 1, 2018. The benefit from this rate reduction was partially offset by other newly enacted tax provisions.
In the fourth quarter of 2017, the Company recorded a provisional $50.0 million one-time transition tax. At September 28, 2018, the Company has not completed its accounting for the tax effects of the Act and has not made adjustments to the provisional amount recorded.
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

NOTE 6.  PENSION PLANS
The Company's defined benefit pension plans are the plans in the U.S., which consist of the Anixter Inc. Pension Plan, the Executive Benefit Plan and the Supplemental Executive Retirement Plan ("SERP") (together the "Domestic Plans") and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together the "Foreign Plans"). The majority of these defined benefit pension plans are non-contributory and, with the exception of the U.S., cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic Plans and the Foreign Plans. The Company's policy is to fund all Domestic Plans as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the IRS and all Foreign Plans as required by applicable foreign laws. The Executive Benefit Plan and SERP are the only two plans that are unfunded. Assets in the various plans consist primarily of equity securities.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of net periodic pension (benefit) cost are as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans		Total
(In millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Recorded in operating expenses:
Service cost	$0.8	$1.4	$1.5	$1.6	$2.3	$3.0

Recorded in other, net:
Interest cost	$2.6	$3.2	$1.6	$1.7	$4.2	$4.9
Expected return on plan assets	(4.0)	(4.2)	(2.4)	(2.3)	(6.4)	(6.5)
Net amortization (a)	0.2	0.5	0.7	0.9	0.9	1.4
Total recorded in other, net	$(1.2)	$(0.5)	$(0.1)	$0.3	$(1.3)	$(0.2)

Total net periodic pension (benefit) cost	$(0.4)	$0.9	$1.4	$1.9	$1.0	$2.8
(a) Reclassified from AOCI.

	Nine Months Ended
	Domestic Plans		Foreign Plans		Total
(In millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Recorded in operating expenses:
Service cost	$2.6	$3.8	$4.5	$4.5	$7.1	$8.3

Recorded in other, net:
Interest cost	$7.7	$8.7	$5.1	$5.1	$12.8	$13.8
Expected return on plan assets	(12.0)	(11.7)	(7.4)	(6.6)	(19.4)	(18.3)
Net amortization (a)	0.5	1.7	2.2	2.4	2.7	4.1
Total recorded in other, net	$(3.8)	$(1.3)	$(0.1)	$0.9	$(3.9)	$(0.4)

Total net periodic pension (benefit) cost	$(1.2)	$2.5	$4.4	$5.4	$3.2	$7.9
(a) Reclassified from AOCI.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7.  STOCKHOLDERS' EQUITY
At the end of the third quarter of 2018, there were 1.7 million shares reserved for issuance under the 2017 Stock Incentive Plan. Under such plan, the Company pays non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock units is amortized over the respective vesting period representing the requisite service period, generally three, four or six years. Director stock units are expensed in the period in which they are granted, as these vest immediately. The employee performance-based restricted stock units ("performance units") are issued on the third anniversary of the grant date based on the Company's total shareholder return ("TSR") relative to the TSR of the S&P Mid Cap 400 index. The fair value of each performance unit tranche is estimated using the Monte Carlo Simulation pricing model at the date of grant.
During the three and nine months ended September 28, 2018, the Company granted 11,375 and 194,113 stock units to employees, respectively, with a weighted-average grant-date fair value of $0.7 million and $14.4 million, respectively. During the three and nine months ended September 28, 2018, the Company granted 7,899 and 43,767 performance units to employees, respectively, with a weighted-average grant-date fair value of $0.4 million and $3.4 million, respectively. During the nine months ended September 28, 2018, the Company included additional stock compensation expense of $2.6 million related to a retirement agreement with the recently retired Chief Executive Officer ("CEO"), which extended the terms of his non-competition and non-solicitation restrictions in exchange for extended vesting and termination provisions of previously granted equity awards.
During the three and nine months ended September 28, 2018, the Company granted directors 9,733 and 25,771 stock units, respectively, with a weighted-average grant-date fair value of $0.6 million and $1.8 million, respectively.
Antidilutive stock options and units are excluded from the calculation of weighted-average shares for diluted earnings per share. For the third quarter of 2018 and 2017, the antidilutive stock options and units were immaterial.

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment Financial Information
Segment information for the three and nine months ended September 28, 2018 and September 29, 2017 are as follows:

(In millions)
Third Quarter of 2018	NSS	EES	UPS	Corporate	Total
Net Sales	$1,138.0	$597.4	$443.6	$—	$2,179.0
Operating income	75.0	34.1	19.9	(39.5)	89.5

Third Quarter of 2017	NSS	EES	UPS	Corporate	Total
Net Sales	$1,049.2	$555.0	$412.2	$—	$2,016.4
Operating income	67.5	26.8	19.8	(33.3)	80.8

Nine Months of 2018	NSS	EES	UPS	Corporate	Total
Net Sales	$3,229.1	$1,771.4	$1,280.6	$—	$6,281.1
Operating income	194.6	101.1	54.2	(127.5)	222.4

Nine Months of 2017	NSS	EES	UPS	Corporate	Total
Net Sales	$3,063.5	$1,643.9	$1,206.2	$—	$5,913.6
Operating income	194.2	84.3	57.3	(103.5)	232.3

Geographic Information

The following tables summarize net sales by geographic areas for the three and nine months ended September 28, 2018 and September 29, 2017:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net sales
North America	$1,774.0	$1,664.5	$5,148.9	$4,901.4
EMEA	160.6	156.0	502.2	461.7
Emerging Markets	244.4	195.9	630.0	550.5
Total net sales	$2,179.0	$2,016.4	$6,281.1	$5,913.6

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to the Company's reporting units during the nine months ended September 28, 2018:

(In millions)	NSS	EES	UPS	Total
Balance as of December 29, 2017	$408.8	$181.7	$187.6	$778.1
Acquisition related (a)	65.4	—	—	65.4
Foreign currency translation	(5.4)	(0.4)	(4.3)	(10.1)
Balance as of September 28, 2018	$468.8	$181.3	$183.3	$833.4
(a) In the second quarter of 2018, the Company completed the acquisition of security businesses in Australia and New Zealand for $149.9 million, including a preliminary net working capital adjustment of $4.6 million. The transaction was financed primarily from borrowings under the revolving lines of credit. The purchase price was preliminarily allocated to $36.5 million of working capital and $60.4 million of intangible assets. Acquisition costs were $2.5 million. Third quarter year-to-date results include approximately $40.3 million of sales from the acquired entities. The purchase price allocation is pending finalization, and is expected to be completed in early 2019.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
Anixter International Inc. guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc., its 100% owned primary operating subsidiary. Anixter International Inc. has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	September 28, 2018	December 29, 2017
Assets:
Current assets	$3,115.7	$2,833.5
Property, equipment and capital leases, net	168.2	161.3
Goodwill	833.4	778.1
Intangible assets, net	405.0	378.8
Other assets	108.5	107.2
	$4,630.8	$4,258.9
Liabilities and Stockholders' Equity:
Current liabilities	$1,952.9	$1,351.9
Long-term debt	923.4	1,257.7
Other liabilities	193.5	192.9
Stockholder’s equity	1,561.0	1,456.4
	$4,630.8	$4,258.9
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net sales	$2,179.0	$2,016.4	$6,281.1	$5,913.6
Operating income	$91.1	$82.4	$227.5	$237.4
Income before income taxes	$70.1	$63.9	$167.8	$180.6
Net income	$49.1	$38.5	$119.0	$111.4
Comprehensive income	$56.3	$57.2	$98.1	$154.9

ANIXTER INTERNATIONAL INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of our financial condition and results of operations for the three and nine months ended September 28, 2018 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under "Condensed Consolidated Financial Statements" and our Annual Report on Form 10-K for the year ended December 29, 2017.

Third Quarter and Year-to-Date 2018 and 2017 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net sales	$2,179.0	$2,016.4	$6,281.1	$5,913.6
Gross profit	424.1	397.2	1,228.0	1,172.6
Operating expenses	334.6	316.4	1,005.6	940.3
Operating income	89.5	80.8	222.4	232.3
Other expense:
Interest expense	(19.3)	(18.9)	(56.5)	(55.7)
Other, net	(1.6)	0.5	(2.6)	(0.5)
Income before income taxes	68.6	62.4	163.3	176.1
Income tax expense	21.0	24.8	48.8	67.5
Net income	47.6	37.6	114.5	108.6
Diluted income per share	$1.40	$1.11	$3.36	$3.20
Executive Overview
Third Quarter Highlights
We delivered third quarter sales of $2.2 billion, up 8.1% compared to the prior year, with growth in all segments and geographies. Network and Security Solutions ("NSS"), Electrical and Electronic Solutions ("EES") and Utility Power Solutions ("UPS") sales increased 8.5%, 7.6%, and 7.6%, respectively. Reflecting broad strength across the business, we delivered overall organic sales growth of 7.4%, reflecting organic growth in our NSS, EES and UPS segments of 6.4%, 9.0% and 8.1%, respectively.
Strategy Update and Business Outlook
As we look ahead to the fourth quarter, we are optimistic that solid sales growth will continue, reflecting momentum across the business and a solid demand environment. Despite challenging macro economic factors including tariffs, wage increases and broader inflationary pressures, our top priority remains improving profitability through gross margin initiatives combined with our focus on cost structure.
During the second quarter of 2018, we completed the acquisition of security businesses in Australia and New Zealand. We expect these acquisitions to be accretive to earnings in the first full year of operation, exclusive of transaction and integration costs.

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

ANIXTER INTERNATIONAL INC.

The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three and nine months ended September 28, 2018 and September 29, 2017.

Items Impacting Comparability of Results:
(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Items impacting operating expense and operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	$(9.6)	$(9.1)	$(28.6)	$(27.1)
Restructuring charge	(0.2)	—	(9.4)	—
Acquisition and integration costs	(0.3)	(0.8)	(2.9)	(0.8)
CEO retirement agreement expense	—	—	(2.6)	—
U.K. facility relocation costs	(0.2)	—	(0.8)	—
Total of items impacting operating expense and operating income	$(10.3)	$(9.9)	$(44.3)	$(27.9)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	3.1	3.3	11.1	9.1
Reversal of deferred income tax valuation allowances	—	—	1.8	—
Tax expense related to domestic permanent tax differences	—	—	(0.5)	—
Total of items impacting income taxes	$3.1	$3.3	$12.4	$9.1
Net income impact of these items	$(7.2)	$(6.6)	$(31.9)	$(18.8)
Diluted EPS impact of these items	$(0.21)	$(0.19)	$(0.94)	$(0.55)
The items impacting operating expense and operating income by segment are reflected in the tables below.

Items Impacting Comparability of Operating Expense and Operating Income by Segment:

	Three Months Ended September 28, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(5.0)	$(1.4)	$(3.2)	$—	$(9.6)
Restructuring charge	—	—	—	(0.2)	(0.2)
Acquisition and integration costs	(0.2)	—	—	(0.1)	(0.3)
U.K. facility relocation costs	(0.1)	(0.1)	—	—	(0.2)
Total of items impacting operating expense and operating income	$(5.3)	$(1.5)	$(3.2)	$(0.3)	$(10.3)

	Three Months Ended September 29, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(3.6)	$(2.2)	$(3.3)	$—	$(9.1)
Acquisition and integration costs	—	—	—	(0.8)	(0.8)
Total of items impacting operating expense and operating income	$(3.6)	$(2.2)	$(3.3)	$(0.8)	$(9.9)

ANIXTER INTERNATIONAL INC.

	Nine Months Ended September 28, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(13.0)	$(5.7)	$(9.9)	$—	$(28.6)
Restructuring charge	(2.1)	(1.3)	(0.7)	(5.3)	(9.4)
Acquisition and integration costs	(2.5)	—	—	(0.4)	(2.9)
CEO retirement agreement expense	—	—	—	(2.6)	(2.6)
U.K. facility relocation costs	(0.2)	(0.6)	—	—	(0.8)
Total of items impacting operating expense and operating income	$(17.8)	$(7.6)	$(10.6)	$(8.3)	$(44.3)

	Nine Months Ended September 29, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(10.8)	$(6.4)	$(9.9)	$—	$(27.1)
Restructuring charge	—	0.5	(0.1)	(0.4)	—
Acquisition and integration costs	—	—	—	(0.8)	(0.8)
Total of items impacting operating expense and operating income	$(10.8)	$(5.9)	$(10.0)	$(1.2)	$(27.9)

U.S. GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Reconciliation to most directly comparable U.S. GAAP financial measure:
Net income - U.S. GAAP	$47.6	$37.6	$114.5	$108.6
Items impacting net income	7.2	6.6	31.9	18.8
Net income - Non-GAAP	$54.8	$44.2	$146.4	$127.4

Diluted EPS – U.S. GAAP	$1.40	$1.11	$3.36	$3.20
Diluted EPS impact of these items	0.21	0.19	0.94	0.55
Diluted EPS – Non-GAAP	$1.61	$1.30	$4.30	$3.75

ANIXTER INTERNATIONAL INC.

Net Sales

Sales Growth Trends
	Three Months Ended September 28, 2018				Three Months Ended September 29, 2017
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Acquisitions Impact	Adjusted for Acquisitions	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$854.0	$3.7	$—	$857.7	$818.5	$—	$818.5	4.8%
EMEA	100.6	1.0	—	101.6	88.9	1.0	89.9	13.2%
Emerging Markets	183.4	6.4	—	189.8	141.8	29.9	171.7	10.5%
NSS	$1,138.0	$11.1	$—	$1,149.1	$1,049.2	$30.9	$1,080.1	6.4%

Electrical & Electronic Solutions (EES)
North America	$476.4	$3.4	$2.6	$482.4	$433.8	$—	$433.8	11.2%
EMEA	60.0	0.3	—	60.3	67.1	—	67.1	(10.2)%
Emerging Markets	61.0	1.0	0.3	62.3	54.1	—	54.1	15.3%
EES	$597.4	$4.7	$2.9	$605.0	$555.0	$—	$555.0	9.0%

Utility Power Solutions (UPS)
North America	$443.6	$1.7	$0.1	$445.4	$412.2	$—	$412.2	8.1%
UPS	$443.6	$1.7	$0.1	$445.4	$412.2	$—	$412.2	8.1%

Total	$2,179.0	$17.5	$3.0	$2,199.5	$2,016.4	$30.9	$2,047.3	7.4%

Geographic Sales
North America	$1,774.0	$8.8	$2.7	$1,785.5	$1,664.5	$—	$1,664.5	7.3%
EMEA	160.6	1.3	—	161.9	156.0	1.0	157.0	3.2%
Emerging Markets	244.4	7.4	0.3	252.1	195.9	29.9	225.8	11.6%
Total	$2,179.0	$17.5	$3.0	$2,199.5	$2,016.4	$30.9	$2,047.3	7.4%
NSS – Sales of $1,138.0 million increased 8.5% from $1,049.2 million in the prior year period. Adjusting for the unfavorable impact from foreign exchange and favorable impact from acquisitions, NSS organic sales increased 6.4%, reflecting growth in both the network infrastructure and security portions of the business and in all geographies. NSS security sales in the third quarter of 2018 of $489.8 million, which represents 43.0% of total segment sales, increased 12.3% from the prior year period. Adjusted for the $29.5 million favorable impact from acquisitions and $6.4 million unfavorable currency impact, organic security sales growth was 6.6% compared to the third quarter of 2017.
EES – Sales of $597.4 million increased 7.6% from $555.0 million in the prior year period, with growth driven by ongoing strength in industrial business and strong growth with OEM customers. Adjusting for the unfavorable impacts from foreign exchange and copper, EES organic sales increased by 9.0%.
UPS – Sales of $443.6 million increased 7.6% from $412.2 million in the prior year period, reflecting broad-based growth with both investor-owned utility and public power customers. UPS organic sales increased 8.1%, adjusting for the unfavorable impacts from foreign exchange and copper.

ANIXTER INTERNATIONAL INC.

Sales Growth Trends
	Nine Months Ended September 28, 2018				Nine Months Ended September 29, 2017
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Acquisitions Impact	Adjusted for Acquisitions	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$2,475.4	$(3.1)	$—	$2,472.3	$2,403.6	$—	$2,403.6	2.9%
EMEA	303.8	(11.5)	—	292.3	268.3	1.2	269.5	8.5%
Emerging Markets	449.9	4.1	—	454.0	391.6	41.2	432.8	4.9%
NSS	$3,229.1	$(10.5)	$—	$3,218.6	$3,063.5	$42.4	$3,105.9	3.6%

Electrical & Electronic Solutions (EES)
North America	$1,392.9	$(2.4)	$(15.4)	$1,375.1	$1,291.6	$—	$1,291.6	6.5%
EMEA	198.4	(10.2)	(1.9)	186.3	193.4	—	193.4	(3.7)%
Emerging Markets	180.1	0.1	(1.4)	178.8	158.9	—	158.9	12.5%
EES	$1,771.4	$(12.5)	$(18.7)	$1,740.2	$1,643.9	$—	$1,643.9	5.9%

Utility Power Solutions (UPS)
North America	$1,280.6	$(1.5)	$(0.5)	$1,278.6	$1,206.2	$—	$1,206.2	6.0%
UPS	$1,280.6	$(1.5)	$(0.5)	$1,278.6	$1,206.2	$—	$1,206.2	6.0%

Total	$6,281.1	$(24.5)	$(19.2)	$6,237.4	$5,913.6	$42.4	$5,956.0	4.7%

Geographic Sales
North America	$5,148.9	$(7.0)	$(15.9)	$5,126.0	$4,901.4	$—	$4,901.4	4.6%
EMEA	502.2	(21.7)	(1.9)	478.6	461.7	1.2	462.9	3.4%
Emerging Markets	630.0	4.2	(1.4)	632.8	550.5	41.2	591.7	6.9%
Total	$6,281.1	$(24.5)	$(19.2)	$6,237.4	$5,913.6	$42.4	$5,956.0	4.7%
NSS – Sales of $3,229.1 million increased 5.4% from $3,063.5 million in the prior year period. Adjusting for the favorable impact from acquisitions and foreign exchange, NSS organic sales increased 3.6%, reflecting growth in both the network infrastructure and security portions of the business and in all geographies. NSS security sales in the nine months ended September 28, 2018 of $1,367.5 million, which represents 42.3% of total segment sales, increased 9.0% from the prior year period. Adjusted for the $41.0 million favorable impact from acquisitions and $0.4 million unfavorable currency impact, organic security sales growth was 5.6% compared to the nine months ended September 29, 2017.
EES – Sales of $1,771.4 million increased 7.8% from $1,643.9 million in the prior year period, strengthened by the favorable impacts from copper and foreign exchange. EES organic sales increased by 5.9%, with growth driven by ongoing strength in industrial business and strong growth with OEM customers.
UPS – Sales of $1,280.6 million increased 6.2% from $1,206.2 million in the prior year period, reflecting broad-based growth with both investor-owned utility and public power customers. UPS organic sales increased 6.0%, adjusting for the favorable impacts from foreign exchange and copper.
Gross Margin
Gross margin of 19.5% in the third quarter of 2018 compares to 19.7% in the third quarter of 2017. Gross margin of 19.6% in the nine months ended September 28, 2018 compares to 19.8% in the nine months ended September 29, 2017. The lower gross margin was caused by competitive pressure, customer and product mix and cost inflation.

ANIXTER INTERNATIONAL INC.

Operating Expenses
Operating expenses were $334.6 million and $316.4 million in the third quarter of 2018 and 2017, respectively. The third quarter of 2018 includes $9.6 million of intangible asset amortization, a restructuring charge of $0.2 million, $0.3 million of acquisition and integration costs and $0.2 million of U.K. facility relocation costs. The U.K. facility relocation costs relate to expenses we incurred to move our largest warehouse in EMEA. We were forced to move this location due to a government-backed rail line that will run through our existing facility. The third quarter of 2017 includes $9.1 million of intangible asset amortization and $0.8 million of acquisition and integration costs. Excluding these items from their related periods, adjusted operating expenses in the third quarter of 2018 increased 5.8% to $324.3 million, or 14.9% of sales, which compares to prior year adjusted operating expenses of $306.5 million, or 15.2% of sales. Further adjusting operating expenses for a favorable $2.8 million impact of foreign currency in the third quarter of 2018, adjusted operating expenses would have increased by 6.7%.
Operating expenses were $1,005.6 million and $940.3 million in the nine months ended September 28, 2018 and September 29, 2017, respectively. The nine months ended September 28, 2018 includes $28.6 million of intangible asset amortization, a restructuring charge of $9.4 million, $2.9 million of acquisition and integration costs, $2.6 million of CEO retirement agreement expense and $0.8 million of U.K. facility relocation costs. The CEO retirement agreement expense relates to additional stock compensation for a retirement agreement with the recently retired CEO, which extended the terms of his non-competition and non-solicitation restrictions in exchange for extended vesting and termination provisions of previously granted equity awards. The nine months ended September 29, 2017 includes $27.1 million of intangible asset amortization and $0.8 million of acquisition and integration costs. Excluding these items from their related periods, adjusted operating expenses in the nine months ended September 28, 2018 increased 5.3% to $961.3 million or 15.3% of sales, which compares to prior year adjusted operating expenses of $912.4 million or 15.4% of sales. Further adjusting operating expenses for an unfavorable $4.6 million impact of foreign currency in the nine months ended September 28, 2018, adjusted operating expenses would have increased by 4.8%.

Operating Income

	Three Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2018	$75.0	$34.1	$19.9	$(39.5)	$89.5
Operating income, 2017	67.5	26.8	19.8	(33.3)	80.8
$ Change	$7.5	$7.3	$0.1	$(6.2)	$8.7
% Change	11.1%	27.1%	0.3%	(18.3)%	10.8%

Items impacting operating income in 2018	$5.3	$1.5	$3.2	$0.3	$10.3
Adjusted operating income, 2018 (Non-GAAP)	$80.3	$35.6	$23.1	$(39.2)	$99.8

Items impacting operating income in 2017	$3.6	$2.2	$3.3	$0.8	$9.9
Adjusted operating income, 2017 (Non-GAAP)	$71.1	$29.0	$23.1	$(32.5)	$90.7

Adjusted % Change (Non-GAAP)	12.9%	22.8%	—%	(20.6)%	10.0%

Plus the % impact of:
Foreign exchange	1.1%	0.9%	0.6%	(0.3)%	1.3%
Copper pricing	—%	2.1%	0.1%	—%	0.7%
Organic (Non-GAAP)	12.2%	30.1%	1.0%	(18.6)%	12.8%

ANIXTER INTERNATIONAL INC.

NSS – Operating income was $75.0 million, or 6.6% of sales, in the third quarter of 2018, compared to $67.5 million, or 6.4% of sales, in the third quarter of 2017. The increase in operating income was due to sales growth in both the network infrastructure and security portions of the business. NSS delivered adjusted operating income of $80.3 million in the third quarter of 2018, resulting in adjusted operating margin of 7.0%. NSS delivered adjusted operating income of $71.1 million in the third quarter of 2017, resulting in adjusted operating margin of 6.8%.

EES – Operating income was $34.1 million, or 5.7% of sales, in the third quarter of 2018, compared to $26.8 million, or 4.8% of sales, in the third quarter of 2017. The increase in operating income was driven by strong operating expense leverage. EES delivered adjusted operating income of $35.6 million in the third quarter of 2018, resulting in adjusted operating margin of 6.0%. EES delivered adjusted operating income of $29.0 million in the third quarter of 2017, resulting in adjusted operating margin of 5.2%.

UPS – Operating income was $19.9 million, or 4.5% of sales, in the third quarter of 2018, compared to $19.8 million, or 4.8%, in the third quarter of 2017. UPS delivered adjusted operating income of $23.1 million in the third quarter of 2018, resulting in adjusted operating margin of 5.2%. UPS delivered adjusted operating income of $23.1 million in the third quarter of 2017, resulting in adjusted operating margin of 5.6%.

	Nine Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2018	$194.6	$101.1	$54.2	$(127.5)	$222.4
Operating income, 2017	194.2	84.3	57.3	(103.5)	232.3
$ Change	$0.4	$16.8	$(3.1)	$(24.0)	$(9.9)
% Change	0.2%	19.9%	(5.4)%	(23.2)%	(4.3)%

Items impacting operating income in 2018	$17.8	$7.6	$10.6	$8.3	$44.3
Adjusted operating income, 2018 (Non-GAAP)	$212.4	$108.7	$64.8	$(119.2)	$266.7

Items impacting operating income in 2017	$10.8	$5.9	$10.0	$1.2	$27.9
Adjusted operating income, 2017 (Non-GAAP)	$205.0	$90.2	$67.3	$(102.3)	$260.2

Adjusted % Change (Non-GAAP)	3.6%	20.5%	(3.7)%	(16.5)%	2.5%

Plus the % impact of:
Foreign exchange	(0.2)%	(0.8)%	(0.1)%	0.6%	(0.2)%
Copper pricing	—%	(4.5)%	(0.1)%	—%	(1.7)%
Organic (Non-GAAP)	—%	14.6%	(5.6)%	(22.6)%	(6.2)%

ANIXTER INTERNATIONAL INC.

NSS – Operating income was $194.6 million, or 6.0% of sales, in the nine months ended September 28, 2018, compared to $194.2 million, or 6.3% of sales, in the nine months ended September 29, 2017. The increase in operating income was due to sales growth in both the network infrastructure and security portions of the business. NSS delivered adjusted operating income of $212.4 million in the nine months ended September 28, 2018, resulting in adjusted operating margin of 6.6%. NSS delivered adjusted operating income of $205.0 million in the nine months ended September 29, 2017, resulting in adjusted operating margin of 6.7%.

EES – Operating income was $101.1 million, or 5.7% of sales, in the nine months ended September 28, 2018, compared to $84.3 million, or 5.1% of sales, in the nine months ended September 29, 2017. The increase in operating income was driven by the favorable impacts of higher copper prices combined with sales growth and strong operating expense leverage. EES delivered adjusted operating income of $108.7 million in the nine months ended September 28, 2018, resulting in adjusted operating margin of 6.1%. EES delivered adjusted operating income of $90.2 million in the nine months ended September 29, 2017, resulting in adjusted operating margin of 5.5%
UPS – Operating income was $54.2 million, or 4.2% of sales, in the nine months ended September 28, 2018, compared to $57.3 million, or 4.7%, in the nine months ended September 29, 2017. The decrease in operating income was driven by lower gross margin. UPS delivered adjusted operating income of $64.8 million in the nine months ended September 28, 2018, resulting in adjusted operating margin of 5.1%. UPS delivered adjusted operating income of $67.3 million in the nine months ended September 29, 2017, resulting in adjusted operating margin of 5.6%.
Interest Expense and Other
Interest expense was $19.3 million and $18.9 million in the third quarter of 2018 and 2017, respectively. Interest expense was $56.5 million and $55.7 million in the nine months ended September 28, 2018 and September 29, 2017, respectively. The increase in interest expense in 2018 was driven by higher borrowings under the revolving lines of credit due to increased working capital investment to support the growth in the business.
Foreign exchange and other expense of $1.6 million in the third quarter of 2018 compares to $0.5 million of income in the third quarter of 2017. Foreign exchange and other expense of $2.6 million in the nine months ended September 28, 2018 compares to $0.5 million of expense in the nine months ended September 29, 2017. The increase in foreign exchange and other expense was driven by the strengthening of the U.S. dollar against certain foreign currencies, primarily in Europe, Canada and Latin America.
Income Taxes
Our effective tax rate for the third quarter of 2018 was 30.6% compared to 39.7% in the prior year period. Our effective tax rate for the nine months ended September 28, 2018 was 29.9% compared to 38.3% in the prior year period. The nine months ended September 28, 2018 included a $1.8 million tax benefit related to the reversal of deferred income tax valuation allowances, partially offset by $0.5 million of tax expense related to domestic permanent tax differences. The decrease in our effective tax rate was primarily due to a favorable tax impact from the December 22, 2017 Tax Cuts and Jobs Act (the "Act"). Under the Act, the statutory U.S. federal tax rate was reduced from 35% to 21% effective January 1, 2018. The benefit from this rate reduction was partially offset by other newly enacted tax provisions.

ANIXTER INTERNATIONAL INC.

EBITDA and Adjusted EBITDA

Q3 EBITDA and Adjusted EBITDA by Segment:
	Three Months Ended September 28, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Net income	$75.0	$34.1	$19.9	$(81.4)	$47.6
Interest expense	—	—	—	19.3	19.3
Income taxes	—	—	—	21.0	21.0
Depreciation	0.9	0.6	1.1	5.6	8.2
Amortization of intangible assets	5.0	1.4	3.2	—	9.6
EBITDA	$80.9	$36.1	$24.2	$(35.5)	$105.7

Total of items impacting operating income*	$0.3	$0.1	$—	$0.3	$0.7
Foreign exchange and other non-operating expense	—	—	—	1.6	1.6
Stock-based compensation	0.4	0.3	(0.1)	2.6	3.2
Adjusted EBITDA	$81.6	$36.5	$24.1	$(31.0)	$111.2

* Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

	Three Months Ended September 29, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Net income	$67.5	$26.8	$19.8	$(76.5)	$37.6
Interest expense	—	—	—	18.9	18.9
Income taxes	—	—	—	24.8	24.8
Depreciation	0.7	0.5	1.1	5.1	7.4
Amortization of intangible assets	3.6	2.2	3.3	—	9.1
EBITDA	$71.8	$29.5	$24.2	$(27.7)	$97.8

Total of items impacting operating income*	$—	$—	$—	$0.8	$0.8
Foreign exchange and other non-operating (income)	—	—	—	(0.5)	(0.5)
Stock-based compensation	0.5	0.2	0.6	3.1	4.4
Adjusted EBITDA	$72.3	$29.7	$24.8	$(24.3)	$102.5

* Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.
NSS – NSS adjusted EBITDA of $81.6 million in the third quarter of 2018 compares to $72.3 million in the third quarter of 2017. The increase in adjusted EBITDA was driven by operating expense leverage and the favorable impact from acquisitions.
EES – EES adjusted EBITDA of $36.5 million in the third quarter of 2018 compares to $29.7 million in the third quarter of 2017. The increase in adjusted EBITDA was driven by strong expense leverage associated with the sales growth.
UPS – UPS adjusted EBITDA of $24.1 million in the third quarter of 2018 compares to $24.8 million in the third quarter of 2017. The decrease in adjusted EBITDA was caused primarily by customer mix combined with inflationary pressures on product costs and freight expense.

ANIXTER INTERNATIONAL INC.

Q3 YTD EBITDA and Adjusted EBITDA by Segment:
	Nine Months Ended September 28, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Net income	$194.6	$101.1	$54.2	$(235.4)	$114.5
Interest expense	—	—	—	56.5	56.5
Income taxes	—	—	—	48.8	48.8
Depreciation	2.6	1.8	2.9	16.0	23.3
Amortization of intangible assets	13.0	5.7	9.9	—	28.6
EBITDA	$210.2	$108.6	$67.0	$(114.1)	$271.7

Total of items impacting operating income*	$4.8	$1.9	$0.7	$5.7	$13.1
Foreign exchange and other non-operating expense	—	—	—	2.6	2.6
Stock-based compensation	1.2	1.1	0.4	12.3	15.0
Adjusted EBITDA	$216.2	$111.6	$68.1	$(93.5)	$302.4

* Items impacting operating income excludes amortization of intangible assets and CEO retirement agreement expense in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation and CEO retirement agreement expense is added back as part of Stock-based compensation.

	Nine Months Ended September 29, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Net income	$194.2	$84.3	$57.3	$(227.2)	$108.6
Interest expense	—	—	—	55.7	55.7
Income taxes	—	—	—	67.5	67.5
Depreciation	2.2	1.7	3.1	14.5	21.5
Amortization of intangible assets	10.8	6.4	9.9	—	27.1
EBITDA	$207.2	$92.4	$70.3	$(89.5)	$280.4

Total of items impacting operating income*	$—	$(0.5)	$0.1	$1.2	$0.8
Foreign exchange and other non-operating expense	—	—	—	0.5	0.5
Stock-based compensation	1.5	1.0	1.2	9.6	13.3
Adjusted EBITDA	$208.7	$92.9	$71.6	$(78.2)	$295.0

* Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.
NSS – NSS adjusted EBITDA of $216.2 million in the nine months ended September 28, 2018 compares to $208.7 million in the nine months ended September 29, 2017. The increase in adjusted EBITDA was driven by operating expense leverage and the favorable impact from acquisitions.
EES – EES adjusted EBITDA of $111.6 million in the nine months ended September 28, 2018 compares to $92.9 million in the nine months ended September 29, 2017. The increase in adjusted EBITDA was driven by strong expense leverage associated with the sales growth combined with the benefit of higher copper prices.
UPS – UPS adjusted EBITDA of $68.1 million in the nine months ended September 28, 2018 compares to $71.6 million in the nine months ended September 29, 2017. The decrease in adjusted EBITDA was due primarily to lower gross margin.

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
Net cash provided by operations was $102.8 million in the nine months ended September 28, 2018 compared to net cash provided by operations of $110.1 million in the prior year period. The decrease is primarily due to higher investment in working capital to support growth in the business.
Net cash used in investing activities was $172.8 million in the nine months ended September 28, 2018, which included $149.9 million for the acquisition of security businesses in Australia and New Zealand and $32.0 million for capital expenditures. Net cash used in investing activities was $30.9 million in the nine months ended September 29, 2017 and related to capital expenditures. Capital expenditures are expected to be approximately $45 - $50 million in 2018 as we continue to invest in warehouse equipment, information system upgrades, integration of acquired businesses and new software to support our infrastructure.
Net cash provided by financing activities was $17.8 million in the nine months ended September 28, 2018 compared to net cash used in financing activities of $114.3 million in the nine months ended September 29, 2017. During the nine months ended September 28, 2018, we had net borrowings on our revolving lines of credit of $16.3 million. During the nine months ended September 29, 2017, we had net repayments on our revolving lines of credit of $46.7 million and a repayment of our Canadian term loan of $70.9 million.
Liquidity and Capital Resources
At September 28, 2018, our primary liquidity source was the Receivables Facility in an aggregate committed amount of $600.0 million and the Inventory Facility in an aggregate committed amount of $150.0 million. At September 28, 2018, there was $145.0 million of borrowings under the Receivables Facility, and there were no borrowings under the Inventory Facility.
Our debt-to-capital ratio decreased from 46.1% at December 29, 2017 to 44.7% at September 28, 2018, below our targeted range of 45-50%.
We are in compliance with all of our covenants and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. For further information, including information regarding our credit arrangements, see Note 3. "Debt" in the Notes to the Condensed Consolidated Financial Statements.
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

ITEM 4.  CONTROLS AND PROCEDURES.
Under the supervision and with the participation of Anixter's management, including its principal executive officer and principal financial officer, an evaluation was conducted as of September 28, 2018 of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective as of September 28, 2018. There was no change in internal control over financial reporting that occurred during the three months ended September 28, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2018 and September 29, 2017, (ii) the Condensed Consolidated Balance Sheets at September 28, 2018 and December 29, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2018 and September 29, 2017, and (iv) Notes to the Condensed Consolidated Financial Statements for the three and nine months ended September 28, 2018.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

October 23, 2018	By:	/s/ William A. Galvin
William A. Galvin
President and Chief Executive Officer

October 23, 2018	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer