Form 10-K
period 2018-12-28
ANIXTER INTERNATIONAL INC
filed 2019-02-21
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2018
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the shares of registrant’s Common Stock, $1 par value, held by nonaffiliates of the registrant was approximately $1,858,834,251 as of June 29, 2018.
At February 13, 2019, 33,481,846 shares of registrant’s Common Stock, $1 par value, were outstanding.
Documents Incorporated by Reference:
Certain portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III.

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
Through our global presence, technical expertise and supply chain solutions, we help our customers reduce the risk, cost and complexity of their supply chains. We add value to the distribution process by providing approximately 130,000 customers access to innovative inventory management programs, nearly 600,000 products and over $1.0 billion in inventory, 316 warehouses/branch locations with over 9 million square feet of space, and locations in over 300 cities across approximately 50 countries. We are a leader in providing advanced inventory management services including procurement, just-in-time delivery, material management programs, turn-key yard layout and management, quality assurance testing, component kit production, storm/event kitting, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers.
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
Our differentiated operating model is premised on our belief that our customers and suppliers value a partner with consistent global product offerings, technical expertise (including product and application knowledge and support) and customized supply chain solutions, all supported by common business practices that ensure the same "look, touch and feel" worldwide.
Our growth strategy is driven by constant refresh and expansion of our product and solution offerings to meet marketplace needs. This organic growth approach extends to a constantly evolving set of supply chain services that are designed to lower the customer’s total cost of procuring, owning and deploying the products we sell. We have identified security solutions, emerging markets, utilities, professional audio/visual, and wireless as growth opportunities we are pursuing. Organic growth will periodically be supplemented with acquisitions where the benefits associated with geographic expansion, market penetration or new product line additions are weighted in favor of "buying versus building."
Business Segments and Products
We have identified Network & Security Solutions ("NSS"), Electrical & Electronic Solutions ("EES") and Utility Power Solutions ("UPS") as reportable segments. The following is a brief description of each of our reportable segments and business activities.
Within our segments, we are also organized by geographies. Our geographies consist of North America, which includes the U.S. and Canada, EMEA, which includes Europe, the Middle East and Africa, and Emerging Markets, which includes Asia Pacific and Central and Latin America ("CALA").
Network & Security Solutions ("NSS")
The Network & Security Solutions segment, with sales in approximately 55 countries, supplies products and customized Supply Chain Solutions to customers in a diverse range of industries including technology, finance, telecommunications service providers, transportation, education, government, healthcare and retail. NSS sells these products directly to end users or through various channels including data communications contractors, security, network, professional audio/visual and systems integrators, and directly to end users. NSS has a broad product portfolio that includes copper and fiber optic cable and connectivity, access control, video surveillance, intrusion and fire/life safety, cabinets, power, cable management, wireless, professional audio/video, voice and networking switches and other ancillary products. The NSS segment includes over 2,200 technically trained salespeople, approximately 70 Supply Chain Solutions specialists and a global technical support organization that provides support across all three reportable segments to aid in design, product specification and complete bills of materials inclusive of all Anixter solutions.

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
Electrical & Electronic Solutions ("EES")
The Electrical & Electronic Solutions segment, with sales in approximately 40 countries, supplies a broad range of wire and cable, control, power/gear, lighting and core electrical products and customized supply chain solutions to the Commercial and Industrial ("C&I") and Original Equipment Manufacturer ("OEM") markets. The C&I group supplies products for the transmission of power and signals in industrial applications to customers in key markets including oil, gas and petrochemical, alternative energy, utility, power generation and distribution, transportation, commercial, industrial, natural resource and water and wastewater treatment. It sells directly to end users or through channels including electrical contractors, security and automation integrators, and engineering, procurement and construction firms. The OEM group supplies products used in the manufacturing of automotive, industrial, medical, transportation, marine, military and communications equipment, selling to OEM and panel, cable and harness shops. The product portfolio in this global business includes electrical and electronic wire and cable, shipboard cable, support and supply products, low-voltage cable, instrumentation cable, industrial communication and control products, security cable, connectors, industrial Ethernet switches, and voice and data cable. Value-added services, including supply chain management services and technical support, are tailored to position us as a specialist in fast growing emerging markets, OEMs and industrial verticals. EES helps customers achieve their sustainability goals by using its value-added services to minimize scrap, reduce lead times and improve operational efficiency.
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
Utility Power Solutions ("UPS")
The Utility Power Solutions segment, with primary operations in the U.S. and Canada, supplies electrical transmission and distribution products, power plant maintenance, repair and operations supplies and smart-grid products, and arranges materials management and procurement outsourcing for the power generation, power transmission and electricity distribution industries. The UPS segment serves the electric utility markets. Products include conductors such as wire and cable, transformers, overhead transmission and distribution hardware, switches, protective devices and underground distribution, connectors used in the construction or maintenance and repair of electricity transmission and substation distribution infrastructure and supplies, lighting and conduit used in non-residential and residential construction. UPS also provides materials management and procurement outsourcing services. Its capabilities allow us to integrate with our customers and perform part of our customers' sourcing and procurement function. The UPS segment includes nearly 300 technically trained salespeople and approximately 50 Supply Chain Solutions specialists.
For more information concerning our business segments, foreign and domestic operations and export sales, see Note 6. "Income Taxes" and Note 9. "Business Segments" in the Notes to the Consolidated Financial Statements.
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
Distribution and Service Platform
We cost-effectively serve our customers’ needs through our computer systems, which connect the majority of our warehouses and sales offices throughout the world. The systems are designed for sales support, order entry, inventory status, order tracking, credit review and material management. Customers may also conduct business through our e-commerce platform.
We operate a series of large, modern, regional distribution centers in key geographic locations in North America, EMEA and Emerging Markets that provide for cost-effective, reliable storage and delivery of products to our customers. We have designated 21 warehouses as regional distribution centers. Collectively, these facilities store approximately 30% of our inventory. In certain cities, some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local needs of customers. Our network of regional distribution centers, local distribution centers, service centers, branch locations and sales offices consists of 250 locations in the United States, 31 in Canada, 26 in the United Kingdom, 23 in Continental Europe and the Middle East, 32 in Latin America, 12 in Asia and 15 in Australia and New Zealand.
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
Employees
At December 28, 2018, we employed over 9,300 people. Approximately 50% of the employees are engaged in sales or sales-related activities, approximately 35% are engaged in warehousing and distribution operations, and approximately 15% are engaged in support activities, including inventory management, information services, finance, human resources and general management. We do not have any significant concentrations of employees subject to collective bargaining agreements within any of our segments.
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
We enhance our value proposition to both key suppliers and customers through our technical expertise, global standards participation testing and demonstration facilities and numerous quality assurance certification programs such as ISO 9001:2015 and ISO/TS 16949:2009. Our NSS, EES and UPS segments leverage our certified Infrastructure Solutions Lab located at our suburban Chicago headquarters to support customers with technology needs related to enterprise networks, data centers, physical security, building technologies and industrial communications and control. At this lab, we evaluate performance and interoperability to help customers reduce risk through informed purchasing decisions. Our Solutions Briefing Centers, premier technology education and demonstration facilities located in various regions around the globe, focus on providing our customers with the necessary information to make informed decisions around complex, end-to-end technology solutions.

Contract Sales and Backlog
We have a number of customers who purchase products under long-term contractual arrangements. In such circumstances, the relationship with the customer typically involves a high degree of material requirements planning and information systems interfaces and, in some cases, may require the maintenance of a dedicated distribution facility or dedicated personnel and inventory at, or in close proximity to, the customer site to meet the needs of the customer. Such contracts do not generally require the customer to purchase any minimum amount of goods from us, but would require that materials acquired by us, as a result of joint material requirements planning between us and the customer, be purchased by the customer. Backlog orders represent approximately five to six weeks of sales and the majority of these orders ship to customers within 30 to 60 days from order date.
Seasonality
The operating results are not significantly affected by seasonal fluctuations except for the impact resulting from variations in the number of billing days from quarter to quarter. Our EES and UPS segments experience some seasonality as weather can restrict project work. Consecutive quarter sales from the third to fourth quarters are generally lower due to the holidays and lower number of billing days as compared to other consecutive quarter comparisons. There were 253 billing days in both 2018 and 2017 and 254 billing days in 2016.
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
We derive approximately one quarter of our revenues from sales outside of the U.S.. Economic and political conditions in some of these foreign markets may adversely affect our results of operations, cash flows and financial condition in these foreign markets. Our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates (as further discussed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk") and different legal, tax, accounting and regulatory requirements. In addition, some of the products that we distribute are produced in foreign countries, which involve longer and more complex supply chains that are vulnerable to numerous risks that could cause significant interruptions or delays in delivery of such products. Many of these factors are beyond our control and include risks, such as as political instability, financial instability of suppliers, suppliers' noncompliance with applicable laws, trade restrictions, labor disputes, currency fluctuations, changes in tariff or import policies, severe weather, terrorist attacks and transport capacity and cost. A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and result in a decrease in our net sales and profitability.
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
As of December 28, 2018, we had an aggregate principal amount of $1.26 billion of outstanding debt. As a result, a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes. This may also limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, and general corporate purposes in the future. Our indebtedness also reduces our flexibility to adjust to changing market conditions or may prevent us from making capital investments that are necessary or important to our operations and strategic growth.
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
A significant portion of our working capital consists of accounts receivable. Although no single customer accounts for more than 2% of our sales, a payment default by one of our larger customers could have a negative short-term impact on earnings or liquidity. A financial or industry downturn could have an adverse effect on the collectability of our accounts receivable, which could result in longer payment cycles, increased collection costs and defaults.

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
The funding obligations for our pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined under government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected under the governmental funding calculations, we could be required to make larger contributions. The equity markets can be very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase our required contributions in the future and adversely impact our liquidity. At December 28, 2018, our projected benefit obligations exceeded the fair value of plan assets by $55.2 million.
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
Any significant disruption, interruption or failure of our information systems could disrupt our business, result in increased costs and decreased revenues, harm our reputation, and expose us to liability.
We rely on the proper functioning and availability of our information systems to successfully operate our business, including managing inventory, processing customer orders, shipping products and providing service to customers, and compiling financial results. Our information systems may be disrupted due to natural disasters, power or telecommunications outages, unauthorized access, or other causes. Any significant or prolonged unavailability or failure of our critical information systems could materially impair our ability to maintain proper levels of inventories, process orders, meet the demands of our customers in a timely manner, and other harmful effects. We seek to continually enhance our information systems, and such changes could potentially create a disruption or failure of our existing information technology. Additionally, efforts to align portions of our business on common platforms, systems and processes could result in unforeseen interruptions, increased costs or liability, and other negative effects.
We may experience a failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber attacks or information security breaches.
Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber attacks, mailicious intrusions or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or investigate and remediate any information security vulnerabilities. If our information systems are compromised, we may face regulatory sanctions or penalties under applicable laws, experience increases in operating expenses or an impairment in our ability to conduct our operations, incur expenses or lose revenues as a result of a data privacy breach, information technology outages or disruptions, or suffer other adverse consequences including lawsuits or other legal action and damage to our reputation.

Disruptions to our logistics capability or supply chain may have an adverse impact on our operations.
Our global logistics services are operated through distribution centers around the world. We also depend on transportation service providers for the delivery of products to our customers. Any significant interruption or disruption in service at one or more of our distribution centers due to severe weather, natural disasters, information technology upgrades, operating issues, disruptions to our transportation network, or other unanticipated events, could impair our ability to obtain or deliver inventory in a timely manner, cause cancellations or delays in shipments to customers or otherwise disrupt our normal business operations.
We are subject to various laws and regulations globally and any failure to comply could adversely affect our business.
We are subject to a broad range of laws and regulations in the jurisdictions where we operate globally, including, among others, those relating to data privacy and protection, cybersecurity, import and export requirements, anti-bribery and corruption, product compliance, supplier regulations regarding the sources of supplies or products, environmental protection, health and safety requirements, intellectual property, foreign exchange controls and cash repatriation restrictions, labor and employment, e-commerce, advertising and marketing, anti-competition and tax. Compliance with these domestic and foreign laws, regulations and requirements may be burdensome, increasing our cost of compliance and doing business. In addition, as a supplier to federal, state, and local government agencies, we must comply with certain laws and regulations relating specifically to our governmental contracts. Although we have implemented policies and procedures designed to facilitate compliance with these laws, we cannot assure you that our employees, contractors, or agents will not violate such laws and regulations, or our policies and procedures. Any such violations could result in the imposition of fines and penalties, damage to our reputation, and, in the case of laws and regulations relating to governmental contracts, the loss of those contracts.
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
We have significant operations in the United Kingdom and other member countries of the European Union. The proposed withdrawal by the United Kingdom could have an adverse effect on the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. The uncertainty concerning the timing and terms of the exit could also have a negative impact on the business activity, political stability and economic conditions in the United Kingdom, the European Union and the other economies in which we operate, which could result in customers reducing or delaying spending decisions on our products. Our U.K. business has deferred tax assets totaling $5.9 million. A downturn in our U.K. business caused by a material adverse effect could require us to record a valuation allowance against those deferred tax assets. Any of these developments could have a material adverse effect on our business, financial condition, operating results and cash flows.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.  PROPERTIES.
Our distribution network consists of 316 warehouses/branch locations in approximately 50 countries with over 9 million square feet of space. This includes 21 regional distribution centers (100,000 — 500,000 square feet), 43 local distribution centers (35,000 — 100,000 square feet), 194 service centers and 58 branch locations. Additionally, we have 73 sales offices throughout the world. All but five of these facilities are leased. No one facility is material to our overall operations, and we believe there is ample supply of alternative warehousing space available on similar terms and conditions in each of our markets.

ITEM 3.  LEGAL PROCEEDINGS.
Incorporated by reference to Note 5. "Commitments and Contingencies" in the notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table lists the name, age as of February 21, 2019, position, offices and certain other information with respect to our executive officers. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

William A. Galvin, 56
President and Chief Executive Officer since July 2018; President and Chief Operating Officer from July 2017 to June 2018; Executive Vice President - Network & Security Solutions of the Company from 2012 to June 2017; Executive Vice President - North America and EMEA Enterprise Cabling and Security Solutions from 2007 to 2012. Mr. Galvin has held several sales and marketing management roles over his 30 years of experience with the Company.

Theodore A. Dosch, 59
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

Justin C. Choi, 53
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

William C. Geary II, 48
Executive Vice President - Network & Security Solutions of the Company since July 2017; Senior Vice President - Global Markets - Network & Security Solutions from January 2017 to June 2017. Before moving to Anixter, Mr. Geary served 22 years and held a variety of senior management roles at Accu-Tech.

Robert M. Graham, 51
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

Scott Ramsbottom, 45
Executive Vice President - Chief Information Officer since February 2015; Senior Vice President Global Information Services from February 2014 to February 2015. Mr. Ramsbottom held various roles in the information services group since joining the Company in 1999.

Rodney A. Smith, 61	Executive Vice President - Human Resources of the Company since May 2013; Vice President - Human Resources from August 2006 to May 2013.

Orlando McGee, 57
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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Anixter International Inc.’s Common Stock is traded on the New York Stock Exchange under the symbol AXE. Dividend information and shareholders of record are set forth in Note 11. "Selected Quarterly Financial Data (Unaudited)" in the Notes to the Consolidated Financial Statements. There have been no sales of unregistered securities.

PERFORMANCE GRAPH
The following graphs set forth the annual changes for the five-year period indicated in a theoretical cumulative total shareholder return of an investment of $100 in our common stock and each comparison index, assuming reinvestment of dividends. These graphs reflect the comparison of shareholder return on our common stock with that of a broad market index and a peer group index. Our Peer Group Index for 2018 changed from 2017 and now consists of the following companies: Arrow Electronics Inc., Avnet Inc., Belden Inc., CommScope Inc., Fastenal Company, MRC Global, MSC Industrial Direct Co. Inc., Rexel, Scansource Inc., Watsco, Inc., WESCO International, Inc., and W.W. Grainger Inc. This peer group was selected based on a review of publicly available information about these companies and our determination that they are engaged in businesses similar to ours.

The graph below reflects the 2017 peer group. Our Peer Group Index for 2017 consists of the following companies: Arrow Electronics Inc., Avnet Inc., Belden Inc., Fastenal Company, Houston Wire and Cable Company, MSC Industrial Direct Co. Inc., Rexel, Scansource Inc., Tech Data Corp, WESCO International, Inc., and W.W. Grainger Inc.

ITEM 6.   SELECTED FINANCIAL DATA.

(In millions, except per share amounts)	Fiscal Year
	2018	2017	2016	2015	2014
Selected Income Statement Data:
Net sales	$8,400.2	$7,927.4	$7,622.8	$6,190.5	$5,507.0
Operating income	309.7	312.9	295.5	267.1	304.0
Interest expense and other, net (a)	(86.5)	(75.3)	(98.0)	(84.2)	(54.4)
Net income from continuing operations	156.3	109.0	121.1	96.9	163.4
Net (loss) income from discontinued operations	—	—	(0.6)	30.7	31.4
Net income	$156.3	$109.0	$120.5	$127.6	$194.8
Diluted Income (Loss) Per Share:
Continuing operations	$4.58	$3.21	$3.61	$2.90	$4.90
Discontinued operations	$—	$—	$(0.02)	$0.91	$0.94
Net income	$4.58	$3.21	$3.59	$3.81	$5.84
Dividend declared per common share	$—	$—	$—	$—	$—
Selected Balance Sheet Data:
Total assets (a)	$4,653.1	$4,252.2	$4,093.6	$4,142.0	$3,580.8
Total long-term debt (a)	$1,251.8	$1,247.9	$1,378.8	$1,642.9	$1,202.0
Stockholders’ equity	$1,570.4	$1,459.0	$1,292.2	$1,179.4	$1,133.0
Book value per diluted share	$46.05	$42.95	$38.51	$35.26	$33.99
Weighted-average diluted shares	34.1	34.0	33.6	33.4	33.3
Year-end outstanding shares	33.9	33.7	33.4	33.3	33.1
Other Financial Data:
Working capital	$1,543.0	$1,483.0	$1,424.6	$1,571.6	$1,559.3
Capital expenditures	$42.4	$41.1	$32.6	$26.7	$34.2
Depreciation	$31.7	$28.2	$27.9	$22.2	$20.0
Amortization of intangible assets (a)	$37.3	$36.1	$37.6	$24.9	$10.6
(a) Year-over-year changes from fiscal 2014 to fiscal 2015 are primarily due to the acquisition of Power Solutions and related financing costs such as interest on borrowings. Interest expense and other, net in 2018 includes $4.6 million of loss on the extinguishment of debt on the retirement of our $350.0 million 5.625% Senior Notes due 2019.
Items Impacting Comparability of Results
Over the last five years, we have completed two material acquisitions and the respective sales and operating income have impacted the comparability of the results as reflected below. The acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the Consolidated Financial Statements from the dates of acquisition. The following represents the incremental impact of the results for the one year period following the acquisitions:

(In millions)	Years Ended
	December 30, 2016	January 1, 2016	January 2, 2015
	(a)	(a)(b)	(b)
Net sales	$1,501.9	$921.2	$176.0
Operating income	43.3	29.3	6.4

(a)	October 2015 acquisition of Power Solutions for $829.4 million.

(b)	September 2014 acquisition of Tri-Ed for $418.4 million.

In 2015, we sold our Fasteners business for $371.8 million in cash, resulting in a pre-tax gain of $40.3 million ($23.3 million, net of tax). As a result of this divestiture, results of this business is reflected as "Discontinued operations" and all prior periods have been revised to reflect this classification.

The following reflects various items that impact the comparability of the results for the last five fiscal years:

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Years Ended
	December 28, 2018	December 29, 2017	December 30, 2016	January 1, 2016	January 2, 2015
Items impacting operating expense and operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	$(37.3)	$(36.1)	$(37.6)	$(24.9)	$(10.6)
Restructuring charge	(9.4)	—	(5.4)	(8.2)	—
Acquisition and integration costs	(2.9)	(2.3)	(5.1)	(13.2)	(7.2)
CEO retirement agreement expense	(2.6)	—	—	—	—
U.K. facility relocation costs	(1.0)	—	—	—	—
Impairment of intangible assets	—	(5.7)	—	—	—
UK pension settlement	—	—	(9.6)	(0.4)	—
Latin America bad debt provision	—	—	(7.6)	(11.7)	—
Write-off of capitalized software	—	—	—	(3.1)	—
Dilapidation provision	—	—	—	(1.7)	—
Total of items impacting operating expense and operating income	$(53.2)	$(44.1)	$(65.3)	$(63.2)	$(17.8)
Items impacting interest expense:
Write-off of deferred financing costs	—	—	—	(0.3)	—
Total of items impacting interest expense	$—	$—	$—	$(0.3)	$—
Items impacting other expenses:
Loss on extinguishment of debt	(4.6)	—	—	(0.9)	—
Foreign exchange loss	—	—	—	(3.6)	(8.0)
Acquisition financing costs	—	—	—	—	(0.3)
Total of items impacting other expenses	$(4.6)	$—	$—	$(4.5)	$(8.3)
Total of items impacting pre-tax income	$(57.8)	$(44.1)	$(65.3)	$(68.0)	$(26.1)
Items impacting income taxes:
Tax impact of items above impacting pre-tax income	12.6	14.8	18.8	27.4	8.2
Transition tax on deferred foreign income	2.8	(50.0)	—	—	—
Rate change impact of net deferred tax liability	(0.7)	14.4	—	—	—
Reversal/(establishment) of deferred income tax valuation allowances	1.4	—	(1.1)	(11.3)	6.9
Tax expense related to domestic permanent tax differences	(0.7)	—	—	—	—
Tax (expense) benefit related to prior year tax positions	(0.1)	(1.3)	3.2	—	1.9
Other tax items	—	—	—	(0.5)	—
Total of items impacting income taxes	$15.3	$(22.1)	$20.9	$15.6	$17.0
Net income impact of these items	$(42.5)	$(66.2)	$(44.4)	$(52.4)	$(9.1)
Diluted EPS impact of these items	$(1.25)	$(1.95)	$(1.32)	$(1.56)	$(0.27)

The following table presents a reconciliation from net income from continuing operations to EBITDA and Adjusted EBITDA:

	Fiscal Year
(In millions)	2018	2017	2016	2015	2014
Net income from continuing operations	$156.3	$109.0	$121.1	$96.9	$163.4
Interest expense	76.3	74.7	78.7	63.8	44.5
Income taxes	66.9	128.6	76.4	86.0	86.2
Depreciation	31.7	28.2	27.9	22.2	20.0
Amortization of intangible assets	37.3	36.1	37.6	24.9	10.6
EBITDA	$368.5	$376.6	$341.7	$293.8	$324.7
Total of items impacting operating income*	13.3	8.0	27.7	38.3	7.2
Foreign exchange and other non-operating expense	10.2	0.6	19.3	20.4	9.9
Stock-based compensation	18.9	18.1	16.5	13.9	12.6
Adjusted EBITDA	$410.9	$403.3	$405.2	$366.4	$354.4
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

ANIXTER INTERNATIONAL INC.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
Total company sales increased 6.0% to $8,400.2 million in 2018. Excluding the favorable impacts from acquisitions, foreign exchange and copper, we delivered organic sales growth of 4.8%, as summarized in the table below. We achieved growth in all segments and geographies. Additional highlights of the year included:

•	$137.7 million of cash flow from operations;

•	Earnings per diluted share from continuing operations of $4.58; and

•	Adjusted earnings per diluted share from continuing operations of $5.83.
Organic sales growth from 2017 to 2018 excludes the impact of the following items and is summarized by segment and geography below:

•	$70.8 million favorable impact from acquisitions;

•	$5.0 million favorable impact from the fluctuation in foreign exchange; and

•	$11.2 million favorable impact from the higher average price of copper.

Sales Growth Trends
	Twelve Months Ended December 28, 2018				Twelve Months Ended December 29, 2017
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Acquisitions Impact	Adjusted for Acquisitions	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$3,295.4	$0.6	$—	$3,296.0	$3,212.6	$—	$3,212.6	2.6%
EMEA	403.3	(9.0)	—	394.3	361.6	1.9	363.5	8.5%
Emerging Markets	648.3	9.9	—	658.2	540.2	68.9	609.1	8.1%
NSS	$4,347.0	$1.5	$—	$4,348.5	$4,114.4	$70.8	$4,185.2	3.9%

Electrical & Electronic Solutions (EES)
North America	$1,836.2	$0.4	$(9.1)	$1,827.5	$1,743.9	$—	$1,743.9	4.8%
EMEA	257.0	(8.4)	(1.0)	247.6	264.7	—	264.7	(6.5)%
Emerging Markets	249.5	1.2	(0.8)	249.9	216.9	—	216.9	15.2%
EES	$2,342.7	$(6.8)	$(10.9)	$2,325.0	$2,225.5	$—	$2,225.5	4.5%

Utility Power Solutions (UPS)
North America	$1,710.5	$0.3	$(0.3)	$1,710.5	$1,587.5	$—	$1,587.5	7.8%
UPS	$1,710.5	$0.3	$(0.3)	$1,710.5	$1,587.5	$—	$1,587.5	7.8%

Total	$8,400.2	$(5.0)	$(11.2)	$8,384.0	$7,927.4	$70.8	$7,998.2	4.8%

Geographic Sales
North America	$6,842.1	$1.3	$(9.4)	$6,834.0	$6,544.0	$—	$6,544.0	4.4%
EMEA	660.3	(17.4)	(1.0)	641.9	626.3	1.9	628.2	2.2%
Emerging Markets	897.8	11.1	(0.8)	908.1	757.1	68.9	826.0	9.9%
Total	$8,400.2	$(5.0)	$(11.2)	$8,384.0	$7,927.4	$70.8	$7,998.2	4.8%

ANIXTER INTERNATIONAL INC.

As we enter 2019, we are focused on the significant opportunity to leverage our unique set of products and innovative solutions across our global network. Through our customer access strategy, comprehensive and unique global services offerings, and initiatives in high growth markets, we are positioned for top line growth and market share gains. We are beginning to benefit from actions we are taking to improve gross margin, which will fund investment in innovation and still deliver operating margin expansion. Long-term, we expect our investment in technology and innovation to deliver significant benefits, with the ultimate goal of improving profitability, generating significant cash flow from operations and creating value for all of our stakeholders.
We are optimistic that favorable sales trends will continue, based on our record backlog, strong pipeline trends, and ongoing discussions with our customers and suppliers. The demand environment remains solid, tempered by uncertainty caused by economic policies and geopolitical issues. Overall we expect full year 2019 organic sales growth in the 3 - 6% range.

Acquisition of Businesses

During the second quarter of 2018, we completed the acquisition of security businesses in Australia and New Zealand. We expect these acquisitions to be accretive to earnings in the first full year of operation, exclusive of transaction and integration costs.
Consolidated Results of Operations

(In millions, except per share amounts)	Twelve Months Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Net sales	$8,400.2	$7,927.4	$7,622.8
Gross profit	1,658.0	1,571.0	1,548.0
Operating expenses	1,348.3	1,258.1	1,252.5
Operating income	309.7	312.9	295.5
Other expense:
Interest expense	(76.3)	(74.7)	(78.7)
Other, net	(10.2)	(0.6)	(19.3)
Income from continuing operations before income taxes	223.2	237.6	197.5
Income tax expense from continuing operations	66.9	128.6	76.4
Net income from continuing operations	156.3	109.0	121.1
Net loss from discontinued operations	—	—	(0.6)
Net income	$156.3	$109.0	$120.5
Diluted income (loss) per share:
Continuing operations	$4.58	$3.21	$3.61
Discontinued operations	—	—	(0.02)
Net income	$4.58	$3.21	$3.59

ANIXTER INTERNATIONAL INC.

Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") above, this report includes certain non-GAAP financial measures as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a U.S. GAAP and non-GAAP basis. We believe that by providing non-GAAP organic growth, which adjusts for the impact of acquisitions (when applicable), foreign exchange fluctuations, copper prices and the number of billing days, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. We calculate the year-over-year organic sales growth impact related to acquisitions by including their comparable period results prior to the acquisitions with our results, as we believe this represents the most accurate representation of organic growth, considering the nature of the companies we acquired and the synergistic revenues that have been or will be achieved. Historically, and from time to time, we may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, tax items, currency devaluations, pension settlements, etc.) in presenting adjusted operating expense, adjusted operating income, adjusted income taxes and adjusted net income so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance period over period and to analyze the underlying trends of our business. We have also excluded amortization of intangible assets associated with purchase accounting from acquisitions from the adjusted amounts for comparison of the non-GAAP financial measures period over period.
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

ANIXTER INTERNATIONAL INC.

We recorded the following items that impacted the comparability of the results for the last three fiscal years:

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Years Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Items impacting operating expense and operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	$(37.3)	$(36.1)	$(37.6)
Restructuring charge	(9.4)	—	(5.4)
Acquisition and integration costs	(2.9)	(2.3)	(5.1)
CEO retirement agreement expense	(2.6)	—	—
U.K. facility relocation costs	(1.0)	—	—
Impairment of intangible assets	—	(5.7)	—
UK pension settlement	—	—	(9.6)
Latin America bad debt provision	—	—	(7.6)
Total of items impacting operating expense and operating income	$(53.2)	$(44.1)	$(65.3)
Items impacting other expenses:
Loss on extinguishment of debt	(4.6)	—	—
Total of items impacting other expenses	$(4.6)	$—	$—
Total of items impacting pre-tax income	$(57.8)	$(44.1)	$(65.3)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	12.6	14.8	18.8
Transition tax on deferred foreign income	2.8	(50.0)	—
Rate change impact of net deferred tax liability	(0.7)	14.4	—
Reversal/(establishment) of deferred income tax valuation allowances	1.4	—	(1.1)
Tax expense related to domestic permanent tax differences	(0.7)	—	—
Tax (expense) benefit related to prior year tax positions	(0.1)	(1.3)	3.2
Total of items impacting income taxes	$15.3	$(22.1)	$20.9
Net income impact of these items	$(42.5)	$(66.2)	$(44.4)
Diluted EPS impact of these items	$(1.25)	$(1.95)	$(1.32)
The items impacting operating income by segment are reflected in the tables below.

Items Impacting Comparability of Operating Expense and Operating Income by Segment:

	Year Ended December 28, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(17.0)	$(7.0)	$(13.3)	$—	$(37.3)
Restructuring charge	(2.1)	(1.3)	(0.7)	(5.3)	(9.4)
Acquisition and integration costs	(2.6)	—	—	(0.3)	(2.9)
CEO retirement agreement expense	—	—	—	(2.6)	(2.6)
U.K. facility relocation costs	(0.2)	(0.8)	—	—	(1.0)
Total of items impacting operating expense and operating income	$(21.9)	$(9.1)	$(14.0)	$(8.2)	$(53.2)

ANIXTER INTERNATIONAL INC.

	Year Ended December 29, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(14.4)	$(8.4)	$(13.3)	$—	$(36.1)
Restructuring charge	—	0.5	(0.1)	(0.4)	—
Acquisition and integration costs	—	—	—	(2.3)	(2.3)
Impairment of intangible assets	(5.7)	—	—	—	(5.7)
Total of items impacting operating expense and operating income	$(20.1)	$(7.9)	$(13.4)	$(2.7)	$(44.1)

	Year Ended December 30, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(14.1)	$(8.5)	$(15.0)	$—	$(37.6)
Restructuring charge	(1.7)	(1.3)	(2.1)	(0.3)	(5.4)
Acquisition and integration costs	—	—	(0.3)	(4.8)	(5.1)
UK pension settlement	—	—	—	(9.6)	(9.6)
Latin America bad debt provision	(3.9)	(3.7)	—	—	(7.6)
Total of items impacting operating expense and operating income	$(19.7)	$(13.5)	$(17.4)	$(14.7)	$(65.3)

U.S. GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Years Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Reconciliation to most directly comparable U.S. GAAP financial measure:
Net income from continuing operations - U.S. GAAP	$156.3	$109.0	$121.1
Items impacting net income from continuing operations	42.5	66.2	44.4
Net income from continuing operations - Non-GAAP	$198.8	$175.2	$165.5

Diluted EPS from continuing operations – U.S. GAAP	$4.58	$3.21	$3.61
Diluted EPS impact of these items from continuing operations	1.25	1.95	1.32
Diluted EPS from continuing operations – Non-GAAP	$5.83	$5.16	$4.93

ANIXTER INTERNATIONAL INC.

Net Sales
2018 vs. 2017

(In millions)	NSS	EES	UPS	Total
Net sales, 2018	$4,347.0	$2,342.7	$1,710.5	$8,400.2
Net sales, 2017	4,114.4	2,225.5	1,587.5	7,927.4
$ Change	$232.6	$117.2	$123.0	$472.8
% Change	5.7%	5.3%	7.8%	6.0%

Impact of Acquisitions	$70.8	$—	$—	$70.8
Net sales, 2017 (Adjusted for Acquisitions)	$4,185.2	$2,225.5	$1,587.5	$7,998.2

Adjusted % Change (Adjusted for Acquisitions)	3.9%	5.3%	7.8%	5.0%
Plus the % impact of:
Foreign exchange	—%	(0.3)%	—%	(0.1)%
Copper pricing	—%	(0.5)%	—%	(0.1)%
Organic (Non-GAAP)	3.9%	4.5%	7.8%	4.8%
There were 253 billing days in both 2018 and 2017.
NSS – Sales of $4,347.0 million increased 5.7% from $4,114.4 million in the prior year period. NSS organic sales increased 3.9%, adjusting for the unfavorable impact from foreign exchange and favorable impact from acquisitions, reflecting growth in both the network infrastructure and security portions of the business and in all geographies. NSS security sales in the twelve months ended December 28, 2018 of $1,882.0 million, which represents 43.3% of total segment sales, increased 12.0% from the prior year period. Adjusted for the $69.1 million favorable impact from acquisitions and $8.2 million unfavorable currency impact, organic security sales growth was 8.0% compared to the twelve months ended December 29, 2017.
EES – Sales of $2,342.7 million increased 5.3% from $2,225.5 million in the prior year, strengthened by the favorable impact from copper and foreign exchange. EES organic sales increased by 4.5%, with growth driven by ongoing strength in industrial business and strong growth with OEM customers.
UPS – Sales of $1,710.5 million increased 7.8% from $1,587.5 million in the prior year period, reflecting broad-based growth with both investor-owned utility and public power customers. UPS organic sales increased 7.8%, with the unfavorable impact from foreign exchange offset by the favorable impact from copper.
2017 vs. 2016

(In millions)	NSS	EES	UPS	Total
Net sales, 2017	$4,114.4	$2,225.5	$1,587.5	$7,927.4
Net sales, 2016	4,083.8	2,103.2	1,435.8	7,622.8
$ Change	$30.6	$122.3	$151.7	$304.6
% Change	0.8%	5.8%	10.6%	4.0%

Plus the % impact of:
Foreign exchange	(0.2)%	0.1%	(0.2)%	(0.1)%
Copper pricing	—%	(3.0)%	(0.1)%	(0.9)%
Organic (Non-GAAP)	0.6%	2.9%	10.3%	3.0%
There were 253 billing days in 2017 compared to 254 billing days in 2016.

ANIXTER INTERNATIONAL INC.

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
UPS – Sales were $1,587.5 million increased 10.6% from $1,435.8 million in the prior year period, driven by synergistic sales to support a new investor-owned utility customer and strong growth with existing investor-owned utility and public power customers. UPS organic sales increased 10.3%, adjusting for the favorable impacts from foreign exchange and copper.
Gross Margin
Gross margin of 19.7% in 2018 decreased from 19.8% in 2017 and 20.3% in 2016. The year-over-year lower gross margin in 2018 was caused by competitive pressure, customer and product mix and cost inflation. The lower gross margin in 2017 compared to 2016 was caused by customer and product mix, combined with the impact of lower vendor rebates and competitive pressure. The effects of changing copper prices did not impact gross margin percentages significantly in any year.
Operating Expenses
Operating expenses were $1,348.3 million, $1,258.1 million and $1,252.5 million in 2018, 2017 and 2016, respectively. Operating expense in 2018 includes $37.3 million of intangible asset amortization, a restructuring charge of $9.4 million, $2.9 million of acquisition and integration costs, $2.6 million of CEO retirement agreement expense and $1.0 million of U.K. facility relocation costs. The CEO retirement agreement expense relates to additional stock compensation for a retirement agreement with the recently retired CEO, which extended the terms of his non-competition and non-solicitation restrictions in exchange for extended vesting and termination provisions of previously granted equity awards. The U.K. facility relocation costs relate to expenses we incurred to move our largest warehouse in EMEA. We were forced to move this location due to a government-backed rail line that will run through our legacy facility. Operating expense in 2017 includes $36.1 million of intangible asset amortization, $2.3 million of acquisition and integration costs and an intangible asset impairment charge of $5.7 million. Excluding these items from their related periods, adjusted operating expenses in 2018 increased 6.7% to $1,295.1 million, or 15.4% of sales, which compares to prior year adjusted operating expense of $1,214.0 million, or 15.3% of sales. Further adjusting operating expenses for an unfavorable $1.4 million impact of foreign currency in the twelve months ended 2018, adjusted operating expenses would have increased by 6.6%.

ANIXTER INTERNATIONAL INC.

Operating Income

2018 vs. 2017

(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2018	$272.2	$132.3	$75.4	$(170.2)	$309.7
Operating income, 2017	262.6	114.3	73.1	(137.1)	312.9
$ Change	$9.6	$18.0	$2.3	$(33.1)	$(3.2)
% Change	3.6%	15.8%	3.2%	(24.1)%	(1.0)%

Items impacting operating income in 2018	$21.9	$9.1	$14.0	$8.2	$53.2
Adjusted operating income, 2018 (Non-GAAP)	$294.1	$141.4	$89.4	$(162.0)	$362.9

Items impacting operating income in 2017	$20.1	$7.9	$13.4	$2.7	$44.1
Adjusted operating income, 2017 (Non-GAAP)	$282.7	$122.2	$86.5	$(134.4)	$357.0

Adjusted % Change (Non-GAAP)	4.0%	15.7%	3.4%	(20.5)%	1.7%

Plus the % impact of:
Foreign exchange	0.3%	(0.2)%	0.1%	0.3%	0.4%
Copper pricing	—%	(2.0)%	—%	—%	(0.7)%
Organic (Non-GAAP)	3.9%	13.6%	3.3%	(23.8)%	(1.3)%

2017 vs. 2016

(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2017	$262.6	$114.3	$73.1	$(137.1)	$312.9
Operating income, 2016	275.8	97.5	56.7	(134.5)	295.5
$ Change	$(13.2)	$16.8	$16.4	$(2.6)	$17.4
% Change	(4.8)%	17.2%	28.9%	(1.9)%	5.9%

Items impacting operating income in 2017	$20.1	$7.9	$13.4	$2.7	$44.1
Adjusted operating income, 2017 (Non-GAAP)	$282.7	$122.2	$86.5	$(134.4)	$357.0

Items impacting operating income in 2016	$19.7	$13.5	$17.4	$14.7	$65.3
Adjusted operating income, 2016 (Non-GAAP)	$295.5	$111.0	$74.1	$(119.8)	$360.8

Adjusted % Change (Non-GAAP)	(4.3)%	10.1%	16.7%	(12.2)%	(1.1)%

Plus the % impact of:
Foreign exchange	(0.1)%	0.2%	(0.4)%	(0.3)%	(0.3)%
Copper pricing	—%	(13.7)%	(0.2)%	—%	(4.6)%
Organic (Non-GAAP)	(4.9)%	3.7%	28.3%	(2.2)%	1.0%

NSS – Operating income was $272.2 million, or 6.3% of sales, in 2018, compared to $262.6 million, or 6.4% of sales, in 2017 and $275.8 million, or 6.8% of sales, in 2016. The increase in operating income in 2018 was due to sales growth in both the network infrastructure and security portions of the business and gross margin improvement. The decrease in operating income in 2017 compared to 2016 was primarily due to a lower level of large project activity in North America. NSS delivered adjusted operating income of $294.1 million, $282.7 million, and $295.5 million in 2018, 2017 and 2016, respectively, resulting in adjusted operating margin of 6.8%, 6.9% and 7.2% in 2018, 2017 and 2016.

ANIXTER INTERNATIONAL INC.

EES – Operating income was $132.3 million, or 5.6% of sales, in 2018, compared to $114.3 million, or 5.1% of sales, in 2017 and $97.5 million, or 4.6% of sales, in 2016. The increase in operating income in 2018 was driven by the favorable impacts of higher copper prices combined with sales growth and gross margin improvement. The increase in operating income in 2017 compared to 2016 was driven by the favorable impacts of higher copper prices combined with ongoing growth with OEM customers, synergistic growth from sales of low voltage products to legacy Anixter customers, and a recovery in our industrial project business. EES adjusted operating income of $141.4 million in 2018 compares to adjusted operating income of $122.2 million in 2017 and $111.0 million in 2016, resulting in adjusted operating margin of 6.0%, 5.5% and 5.3% in 2018, 2017 and 2016, respectively.

UPS – Operating income was $75.4 million, or 4.4% of sales in 2018, compared to $73.1 million, or 4.6%, in 2017 and $56.7 million, or 3.9% of sales, in 2016. The increase in operating income in 2018 was driven by sales growth and expense discipline. The increase in operating income in 2017 compared to 2016 was driven by strong sales growth combined with ongoing expense discipline. UPS adjusted operating income of $89.4 million in 2018 compares to adjusted operating income of $86.5 million in 2017 and $74.1 million in 2016, resulting in adjusted operating margin of 5.2%, 5.4% and 5.2% in 2018, 2017 and 2016, respectively.
Interest Expense and Other
Interest expense was $76.3 million, $74.7 million and $78.7 million in 2018, 2017 and 2016, respectively. Our weighted-average cost of borrowings was 5.3% in 2018 and 2017, respectively, and 4.8% in 2016. The increase in interest expense in 2018 was driven by higher borrowings under the revolving lines of credit due to increased working capital investments to support growth in the business.
Foreign exchange and other expense was $10.2 million, $0.6 million and $19.3 million in 2018, 2017 and 2016, respectively. Due to fluctuations in the U.S. dollar ("USD") against certain foreign currencies, primarily in Europe, Canada and Latin America, we recorded foreign exchange losses of $8.2 million, $3.4 million and $10.8 million in 2018, 2017 and 2016, respectively.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our company owned life insurance policies associated with our sponsored deferred compensation program. We recorded a loss on the cash surrender value of life insurance policies of $1.3 million in 2018 and gains of $2.4 million and $1.2 million in 2017 and 2016, respectively.
We recognized net periodic pension benefit of $5.1 million and $0.2 million in 2018 and 2017, respectively, and expense of $10.2 million in 2016. The decrease in pension cost in 2018 and 2017 compared to 2016 was primarily due to the $9.6 million settlement charge recorded in 2016.
In the fourth quarter of 2018, we retired our 5.625% Senior notes due 2019 and recognized a loss on extinguishment of debt of $4.6 million.
Income Taxes
The income tax provision from continuing operations for 2018 was $66.9 million compared to $128.6 million in 2017 and $76.4 million in 2016. Our effective tax rate from continuing operations was 30.0%, 54.1% and 38.7% in 2018, 2017 and 2016, respectively. Our effective tax rate for 2018 included $2.1 million of tax benefit related to the impact of tax legislation and a $1.4 million tax benefit related to the reversal of deferred income tax valuation allowances, partially offset by $0.7 million of tax expense related to domestic permanent tax differences and $0.1 million of tax expense related to prior year tax positions. Our effective tax rate for 2017 included $35.6 million of tax expense related to the impact of tax legislation and $1.3 million of tax expense related to prior year tax positions. During 2016, we recorded a $3.2 million net tax benefit related to prior year tax positions, partially offset by the establishment of deferred income tax valuation allowances of $1.1 million. Excluding the impact of these items as well as the other items impacting the comparability of results discussed above, the adjusted effective tax rate in 2018 was 29.2% compared to 37.8% in 2017 and 37.0% in 2016. The decrease in our adjusted effective tax rate in 2018 was primarily due to a favorable tax impact from the December 22, 2017 Tax Cuts and Jobs Act (the "Act"). Under the Act, the statutory U.S. federal tax rate was reduced from 35% to 21% effective January 1, 2018. The benefit from this rate reduction was partially offset by other newly enacted tax provisions.

ANIXTER INTERNATIONAL INC.

Undistributed earnings of our foreign subsidiaries amounted to approximately $784.1 million at December 28, 2018. The Act converted the U.S. system of taxing foreign earnings from a worldwide system to a territorial system. Future distributions of foreign earnings by our affiliates abroad will no longer result in U.S. taxation. In converting to a territorial system, the Act levied a one-time transition tax on deferred foreign earnings as of 2017. We have calculated the net combined U.S. tax impact on this deemed repatriation to be approximately $47.2 million and plan to elect to pay the federal portion of this tax liability in installments over 8 years. Despite the conversion to a territorial system, we consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the various foreign countries. With respect to the countries that have undistributed earnings as of December 28, 2018, according to the foreign laws and treaties in place at that time, estimated foreign jurisdiction withholding taxes of approximately $38.4 million would be payable upon the remittance of all earnings at December 28, 2018. In estimating the deemed repatriation tax, we expect $50.2 million of foreign tax credit carryforwards to be generated related to foreign taxes expensed in prior years. We have recorded a full valuation allowance against the related deferred tax asset as there is not sufficient foreign-source income projected to utilize these credits.
The Act reduced the U.S. corporate tax rate to 21%, which resulted in an adjustment to our U.S. deferred tax assets and liabilities. This adjustment increased our earnings for 2017 by $14.4 million. The impact was revised and a deferred tax adjustment of $0.7 million was recorded as a decrease in earnings for the quarter ending December 28, 2018.
EBITDA and Adjusted EBITDA

2018 EBITDA and Adjusted EBITDA by Segment:
	Year Ended December 28, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss) from continuing operations	$272.2	$132.3	$75.4	$(323.6)	$156.3
Interest expense	—	—	—	76.3	76.3
Income taxes	—	—	—	66.9	66.9
Depreciation	3.8	2.4	3.6	21.9	31.7
Amortization of intangible assets	17.0	7.0	13.3	—	37.3
EBITDA	$293.0	$141.7	$92.3	$(158.5)	$368.5

Total of items impacting operating income*	$4.9	$2.1	$0.7	$5.6	$13.3
Foreign exchange and other non-operating expense	—	—	—	10.2	10.2
Stock-based compensation	1.8	1.4	0.6	15.1	18.9
Adjusted EBITDA	$299.7	$145.2	$93.6	$(127.6)	$410.9

* Items impacting operating income excludes amortization of intangible assets and CEO retirement agreement expense in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation and CEO retirement agreement expense is added back as part of stock-based compensation.

ANIXTER INTERNATIONAL INC.

2017 EBITDA and Adjusted EBITDA by Segment:
	Year Ended December 29, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss) from continuing operations	$262.6	$114.3	$73.1	$(341.0)	$109.0
Interest expense	—	—	—	74.7	74.7
Income taxes	—	—	—	128.6	128.6
Depreciation	3.1	2.4	3.9	18.8	28.2
Amortization of intangible assets	14.4	8.4	13.3	—	36.1
EBITDA	$280.1	$125.1	$90.3	$(118.9)	$376.6

Total of items impacting operating income*	$5.7	$(0.5)	$0.1	$2.7	$8.0
Foreign exchange and other non-operating expense	—	—	—	0.6	0.6
Stock-based compensation	2.3	1.3	1.7	12.8	18.1
Adjusted EBITDA	$288.1	$125.9	$92.1	$(102.8)	$403.3

* Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

2016 EBITDA and Adjusted EBITDA by Segment:
	Year Ended December 30, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss) from continuing operations	$275.8	$97.5	$56.7	$(308.9)	$121.1
Interest expense	—	—	—	78.7	78.7
Income taxes	—	—	—	76.4	76.4
Depreciation	3.2	2.7	4.2	17.8	27.9
Amortization of intangible assets	14.1	8.5	15.0	—	37.6
EBITDA	$293.1	$108.7	$75.9	$(136.0)	$341.7

Total of items impacting operating income*	$5.6	$5.0	$2.4	$14.7	$27.7
Foreign exchange and other non-operating expense	—	—	—	19.3	19.3
Stock-based compensation	1.8	1.0	1.4	12.3	16.5
Adjusted EBITDA	$300.5	$114.7	$79.7	$(89.7)	$405.2

* Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.
NSS – NSS adjusted EBITDA of $299.7 million in 2018 compares to $288.1 million in 2017 and $300.5 million in 2016. The increase in adjusted EBITDA in 2018 compared to 2017 was driven by gross margin improvement and the favorable impact from acquisitions. The year-over-year decrease in 2017 adjusted EBITDA was due to a reduction in large project activity.
EES – EES adjusted EBITDA of $145.2 million in 2018 compares to $125.9 million in 2017 and $114.7 million in 2016. The increase in adjusted EBITDA in 2018 compared to 2017 was driven by gross margin improvement, strong expense leverage associated with the sales growth and the benefit of higher copper prices. The year-over year increase in 2017 adjusted EBITDA was due to the favorable impacts of higher copper prices combined with ongoing growth with OEM customers and synergistic growth from sales of low voltage products to legacy Anixter customers.
UPS – UPS adjusted EBITDA of $93.6 million in 2018 compares to $92.1 million in 2017 and $79.7 million in 2016. The increase in adjusted EBITDA in 2018 compared to 2017 was driven by sales growth and expense discipline. The year-over-year increase in 2017 adjusted EBITDA was due to strong operating profit leverage.

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
Net cash provided by operations was $137.7 million in 2018, which compares to $183.8 million of cash provided by operations in 2017. Net cash provided by operations in 2017 of $183.8 million compares to $279.1 million in 2016. The decreases in net cash provided by operations in 2018 compared to 2017 and 2017 compared to 2016 are primarily due to higher investment in working capital to support growth in the business.
Net cash used in investing activities was $183.4 million in 2018, which included $150.1 million for the acquisition of security businesses in Australia and New Zealand and $42.4 million for capital expenditures. This compares to net cash used in investing activities of $41.1 million in 2017, which related to capital expenditures. Net cash used in investing activities was $37.3 million in 2016, which primarily related to capital expenditures. Capital expenditures are expected to be approximately $55 - $60 million in 2019 as we continue to invest in warehouse equipment, information system upgrades, integration of acquired businesses and new software to support our infrastructure.
Net cash provided by financing activities was $1.6 million in 2018 compared to net cash used in financing activities of $136.1 million in 2017 and $273.3 million in 2016. During 2018, we had net borrowings on our revolving lines of credit of $110.0 million and $246.9 million from the issuance of Notes due 2025, partially offset by the repayment of our Notes due 2019, which had a maturity value of $350.0 million and a make whole premium of $3.9 million. During 2017, we had net repayments on our revolving lines of credit of $40.7 million and a repayment of our Canadian term loan of $100.2 million. During 2016, we had net repayments on our revolving lines of credit of $191.4 million and a repayment of our Canadian Term Loan of $83.7 million.
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
Certain debt agreements entered into by our operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on our ability to meet cash obligations.
At December 28, 2018, our primary liquidity source was the Receivables Facility in an aggregate committed amount of $600.0 million and the Inventory Facility in an aggregate committed amount of $150.0 million. At December 28, 2018, there was $260.0 million of borrowings under the Receivables Facility, and there were no borrowings under the Inventory Facility.
On November 16, 2018, Anixter amended the Receivables and Inventory Facilities to extend the maturity date from October 5, 2020 to November 16, 2023.

Receivables Facility

On October 5, 2015, we, through our wholly-owned subsidiary, Anixter Receivables Corporation ("ARC"), entered into a Receivables Facility, which is a receivables based revolving credit facility in an aggregate committed amount of $600.0 million. Borrowings under the Receivables Facility are secured by a first lien on all assets of ARC and supported by an unsecured guarantee by Anixter International.

ANIXTER INTERNATIONAL INC.

The Receivables Facility has a borrowing base of 85% of eligible receivables, subject to certain reserves.

In connection with the entry into the Receivables Facility, on October 5, 2015, Anixter Inc. and ARC entered into a Third Amended and Restated Receivables Sale Agreement (the "Amended and Restated RSA"), which amended and restated the existing Second Amended and Restated Sales Agreement. The purpose of the Amended and Restated RSA is (i) to reflect the entry into the Receivables Facility and the termination of the Second Amended and Restated Receivables Purchase Agreement; and (ii) to include in the receivables sold by Anixter Inc. to ARC receivables originated by Tri-Northern Holdings, Inc. and its subsidiaries (collectively, the "Tri-Ed Subsidiaries") and subsidiaries acquired in the Power Solutions acquisition (the "Power Solutions Subsidiaries").

Inventory Facility

On October 5, 2015, we and certain of our wholly-owned subsidiaries, including the Tri-Ed Subsidiaries and Power Solutions Subsidiaries, entered into the Inventory Facility, an asset based lending revolving credit facility, in an aggregate committed amount of $150.0 million. Borrowings under the Inventory Facility are secured by a first lien on Anixter Inc.'s and certain of its subsidiaries' personal property and supported by a guarantee by Anixter International.

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

The Receivables Facility and the Inventory Facility (collectively, the "Combined Facilities")

The Combined Facilities drawn pricing will range from LIBOR plus 125 basis points when the combined unused availability (the "Combined Availability") under the Combined Facilities is greater than $500.0 million or LIBOR plus 150 basis points when Combined Availability is less than $500.0 million. Undrawn fees are 25 basis points.

Acquisitions and restricted payments will be permitted, subject to, among other things, (i) Combined Availability of at least $131.3 million after giving pro forma effect to any acquisition or restricted payment or (ii) (a) Combined Availability of at least $93.8 million and (b) maintenance of a minimum fixed charge coverage ratio of at least 1.1x, after giving pro forma effect to the acquisition or restricted payment.

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
Our debt-to-capital ratio decreased from 46.1% at December 29, 2017 to 44.4% at December 28, 2018, below our targeted range of 45-50%.

ANIXTER INTERNATIONAL INC.

We are in compliance with all of our covenants and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. For further information, including information regarding our credit arrangements, see Note 4. "Debt" in the Notes to the Consolidated Financial Statements.
Contractual Cash Obligations and Commitments
At the end of fiscal 2018, we have various contractual cash obligations and commitments and the following table represents the associated payments due by period. The amounts due by period will not necessarily correlate to amounts reflected as short-term and long-term liabilities on our Consolidated Balance Sheets at the end of any given period. This is due to the difference in the recognition of liabilities of non-cancellable obligations for accounting purposes at the end of a given period as well giving consideration to our intent and ability to settle such contractual commitments that might be considered short term.

(In millions)	Payments due by period
	2019	2020	2021	2022	2023	Beyond 2023	Total
Debt [a]	$6.1	$—	$397.4	$—	$607.4	$246.9	$1,257.8
Contractual Interest [b]	67.4	66.8	61.7	46.3	28.7	28.8	299.7
Purchase Obligations [c]	717.2	67.3	39.7	32.8	34.9	41.6	933.5
Operating Leases	77.6	59.9	44.9	40.0	28.4	87.3	338.1
Deferred Compensation Liability [d]	3.4	4.1	3.6	3.2	2.6	28.5	45.4
Pension Plans [e]	8.0	—	—	—	—	—	8.0
Total Obligations	$879.7	$198.1	$547.3	$122.3	$702.0	$433.1	$2,882.5
Liabilities related to unrecognized tax benefits of $4.7 million were excluded from the table above, as we cannot reasonably estimate the timing of cash settlements with taxing authorities. Various of our foreign subsidiaries had aggregate cumulative net operating loss ("NOL") carryforwards for foreign income tax purposes of approximately $96.2 million at December 28, 2018, which are subject to various provisions of each respective country. Approximately $76.7 million of the NOL carryforwards may be carried forward indefinitely. The remaining NOL carryforwards expire at various times between 2019 and 2030. See Note 6. "Income Taxes" in the Notes to the Consolidated Financial Statements for further information related to unrecognized tax benefits.

(a)
The Notes due 2021, the Notes due 2023 and the Notes due 2025 require payments upon retirement of $400.0 million in 2021, $350.0 million in 2023 and $250.0 million in 2025, respectively. The $260.0 million outstanding on our revolving lines of credit requires payment in 2023.

(b)	Interest payments on debt outstanding at December 28, 2018 through maturity. For variable rate debt, we computed contractual interest payments based on the borrowing rate at December 28, 2018.

(c)
Purchase obligations primarily consist of purchase orders for products sourced from unaffiliated third party suppliers, in addition to commitments related to various capital expenditures. Many of these obligations may be canceled with limited or no financial penalties.

(d)
A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 28, 2018, the deferred compensation liability was $45.4 million. In an effort to ensure that adequate resources are available to fund the deferred compensation liability, we have purchased variable, separate account life insurance policies on the plan participants with benefits accruing to us. At December 28, 2018, the cash surrender value of these company-owned life insurance policies was $37.0 million.

(e)
The majority of our various pension plans are non-contributory and, with the exception of the U.S., cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. Our policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. At December 28, 2018, the current portion of our net pension liability of $55.2 million was $1.2 million. We currently estimate that we will contribute $8.0 million to our foreign and domestic pension plans in 2019, which includes $1.2 million of benefit payments directly to participants of our two domestic unfunded non-qualified pension plans. Due to the future impact of various market conditions, rates of return and changes in plan participants, we cannot provide a meaningful estimate of our future contributions beyond 2019.

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
Allowance for Doubtful Accounts
At December 28, 2018 and December 29, 2017, we reported net accounts receivable of $1,600.0 million and $1,434.2 million, respectively. We carry our accounts receivable at their face amounts less an allowance for doubtful accounts which was $39.9 million and $43.8 million at the end of 2018 and 2017, respectively. On a regular basis, we evaluate our accounts receivable and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. Each quarter we segregate the doubtful receivable balances into the following major categories and determine the bad debt reserve required as outlined below:

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
Inventory Obsolescence
At December 28, 2018 and December 29, 2017, we reported inventory of $1,440.4 million and $1,238.7 million, respectively (net of inventory reserves of $51.5 million and $49.5 million, respectively). Each quarter we review for excess inventories and make an assessment of the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

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
The measurement date for all of our plans is December 31st. Accordingly, at the end of each fiscal year, we determine the discount rate to be used to discount the plan liabilities to their present value. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate at the end of 2018, we reviewed rates of return on relevant market indicies and concluded the Willis Towers Watson Global Rate Link Model was more consistent with observable market conditions and industry standards for developing spot rate curves. At the end of 2017 and 2016, we used the Ryan ALM Above Median yield curves. These rates are adjusted to match the duration of the liabilities associated with the pension plans.
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
In the third quarter of 2015, the plan was frozen to entrants first hired or rehired on or after July 1, 2015. Anixter Inc. makes an annual contribution to the Employee Savings Plan on behalf of each active participant who is first hired or rehired on or after July 1, 2015, or is not participating in the Anixter Inc. Pension Plan. The amount of the employer annual contribution to each active participant's account will be an amount determined by multiplying the participant's salary for the Plan year by either: (1) 2% if such participant's years of service as of August 1 of the Plan year is fewer than five, or (2) 2.5% if such participant's years of service as of August 1 of the Plan year is five or greater. This contribution is in lieu of being eligible for the Anixter Inc. Pension Plan.
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
In 2018 and 2017, the Society of Actuaries released new mortality improvement projection scales. As a result, we updated U.S. mortality improvement assumptions in 2018 and 2017 for purposes of determining our mortality assumption used in the U.S. defined benefit plans' liability calculation. In 2018, the Company also adjusted the long term mortality improvement projection assumption to 80% of the Society of Actuaries’ mortality improvement scale to reflect the Company’s long-term expectations. The updated U.S. mortality assumptions resulted in a decrease of $2.8 million and $1.6 million to the benefit obligation as of the end of 2018 and 2017, respectively, prior to reflecting the discount rate change. In 2017, the U.S. assumptions were also updated to reflect the results of an experience study performed during 2017. The net impact of updating these assumptions was a decrease in the obligation of $0.1 million prior to reflecting the discount and mortality change.
We recognized net periodic cost of $4.3 million in 2018, $10.4 million in 2017 and $20.8 million in 2016. The decrease in pension cost in 2017 compared to 2016 was primarily due to the $9.6 million settlement charge recorded in 2016.

ANIXTER INTERNATIONAL INC.

A significant element in determining our net periodic benefit cost in accordance with U.S. GAAP is the expected return on plan assets. For 2018, we had assumed that the weighted-average expected long-term rate of return on plan assets would be 5.63%. This expected return on plan assets is included in the net periodic benefit cost for the fiscal year ended 2018. As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced an actual loss of approximately 4.2% in 2018 and an actual gain of approximately 13.3% in 2017. The fair value of plan assets is $448.9 million at the end of fiscal 2018, compared to $489.9 million at the end of fiscal 2017. The difference between the expected return and the actual return on plan assets is amortized into expense over the service lives of the plan participants. These amounts are reflected on our balance sheet through charges to "Accumulated other comprehensive loss," a component of "Stockholders’ Equity" in the Consolidated Balance Sheets.
At December 28, 2018 and December 29, 2017, we determined the consolidated weighted-average discount rate of all plans to be 3.59% and 3.26%, respectively, and used these rates to measure the pension benefit obligation ("PBO") at the end of each respective fiscal year end. Due primarily to actuarial gains and foreign currency exchange rate changes, the PBO decreased to $504.1 million at the end of fiscal 2018 from $533.4 million at the end of fiscal 2017. Our consolidated net unfunded status was $55.2 million at the end of fiscal 2018 compared to $43.5 million at the end of 2017.
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
Due to its long duration, the pension liability is very sensitive to changes in the discount rate. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in an increase in the 2019 pension expense of approximately $4.0 million, and an increase in the projected benefit obligations at December 28, 2018 of $47.0 million. A 50-basis-point decline in the assumed rate of return on assets would result in an increase in the 2019 expense of approximately $2.0 million.
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
In connection with our annual assessment of goodwill at the beginning of the third quarter of 2018, we bypassed the qualitative assessment and performed a quantitative test for all reporting units and utilized a combination of the income and market approaches. As a result of this assessment, we concluded that no impairment existed and the carrying amount of goodwill to be fully recoverable. All of our reporting units had fair values that exceeded their respective carrying values by greater than 30%.

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
Deferred Tax Assets
At December 28, 2018 and December 29, 2017, our valuation allowance for deferred tax assets was $79.1 million and $79.9 million, respectively. We maintain valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Assessments are made at each balance sheet date to determine how much of each deferred tax asset is realizable. These estimates are subject to change in the future, particularly if earnings of a particular subsidiary are significantly higher or lower than expected, or if management takes operational or tax planning actions that could impact the future taxable earnings of a subsidiary.
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
As of December 28, 2018, the aggregate amount of global uncertain unrecognized tax benefits and related interest and penalties recorded was approximately $6.1 million, of which $2.9 million was acquired in connection with the Power Solutions acquisition and is fully indemnified by the seller and offset by an indemnification asset recorded on the balance sheet. The uncertain tax positions cover a range of issues, including intercompany charges and withholding taxes, and involve various taxing jurisdictions.
New Accounting Pronouncements
For information about recently issued accounting pronouncements, see Note 1. "Summary of Significant Accounting Policies" in the Notes to our Consolidated Financial Statements.

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
Foreign Exchange Risk
Historically, our foreign currency-denominated sales have been approximately one-third of consolidated sales. Our exposure to currency rate fluctuations primarily relate to Europe (euro and British pound) and Canada (Canadian dollar). We also have exposure to currency rate fluctuations related to more volatile markets including Argentina (peso), Australia (dollar), Brazil (real), Chile (peso), Colombia (peso), Mexico (peso), and Turkey (lira).
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
We purchase foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on our reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. At December 28, 2018 and December 29, 2017, the gross notional amount of the foreign currency forward contracts outstanding was approximately $96.3 million and $246.3 million, respectively. All of our foreign currency forward contracts are subject to master netting arrangements with our counterparties. As a result, at December 28, 2018 and December 29, 2017, the net notional amount of the foreign currency forward contracts outstanding was approximately $75.7 million and $125.7 million, respectively. We prepared a sensitivity analysis of our foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have resulted in us recording a $23.8 million and $33.4 million loss in fiscal 2018 and 2017, respectively. However, as these forward contracts are intended to be perfectly effective economic hedges, we would record offsetting gains as a result of the remeasurement of the underlying foreign currency denominated monetary accounts being hedged.

ANIXTER INTERNATIONAL INC.

Fair Market Value of Debt Instruments
The fair value of our debt instruments is measured using observable market information which is considered Level 2 in the fair value hierarchy.
The carrying value of our fixed-rate debt (specifically, Notes due 2025, Notes due 2023, Notes due 2021 and Notes due 2019) was $991.7 million and $1,092.0 million at December 28, 2018 and December 29, 2017, respectively. The fair value of the fixed-rate debt instruments was $1,000.7 million and $1,161.8 million at December 28, 2018 and December 29, 2017, respectively. The decrease in the carrying and estimated fair values of our fixed-rate debt are primarily due to the retirement of the Notes due 2019, partially offset by the issuance of the Notes due 2025. Our Notes due 2025, Notes due 2023 and Notes due 2021 bear interest at fixed rates of 6.00%, 5.50% and 5.125%, respectively. Therefore, changes in interest rates do not affect interest expense incurred on the fixed-rate debt but interest rates do affect the fair value. If interest rates were to increase by 10.0%, the fair market value of the fixed-rate debt would decrease by 2.1% and 1.1% at December 28, 2018 and December 29, 2017, respectively. If interest rates were to decrease by 10.0%, the fair market value of the fixed-rate debt would increase by 2.0% and 1.1% at December 28, 2018 and December 29, 2017, respectively.
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
See Note 4. "Debt" in the Notes to our Consolidated Financial Statements for further detail on outstanding debt obligations.

FORWARD-LOOKING INFORMATION
The Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believe," "expect," "intend," "anticipate," "contemplate," "estimate," "plan," "project," "should," "may," "will," or the negative thereof or other variations thereon or comparable terminology indicating our expectations or beliefs concerning future events. We caution that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report under Item 1A. "Risk Factors." The information contained in this financial review should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, on pages 36 to 73 of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Anixter International Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Anixter International Inc. (the Company) as of December 28, 2018 and December 29, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 28, 2018 and December 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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
Chicago, Illinois
February 21, 2019

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 28, 2018	December 29, 2017	December 30, 2016
(In millions, except per share amounts)
Net sales	$8,400.2	$7,927.4	$7,622.8
Cost of goods sold	6,742.2	6,356.4	6,074.8
Gross profit	1,658.0	1,571.0	1,548.0
Operating expenses	1,348.3	1,258.1	1,252.5
Operating income	309.7	312.9	295.5
Other expense:
Interest expense	(76.3)	(74.7)	(78.7)
Other, net	(10.2)	(0.6)	(19.3)
Income from continuing operations before income taxes	223.2	237.6	197.5
Income tax expense from continuing operations	66.9	128.6	76.4
Net income from continuing operations	156.3	109.0	121.1
Loss from discontinued operations before income taxes	—	—	(0.1)
Loss on sale of business	—	—	(0.7)
Income tax benefit from discontinued operations	—	—	(0.2)
Net loss from discontinued operations	—	—	(0.6)
Net income	$156.3	$109.0	$120.5
Income (loss) per share:
Basic:
Continuing operations	$4.62	$3.24	$3.63
Discontinued operations	—	—	(0.02)
Net income	$4.62	$3.24	$3.61
Diluted:
Continuing operations	$4.58	$3.21	$3.61
Discontinued operations	—	—	(0.02)
Net income	$4.58	$3.21	$3.59
Basic weighted-average common shares outstanding	33.8	33.6	33.4
Effect of dilutive securities:
Stock options and units	0.3	0.4	0.2
Diluted weighted-average common shares outstanding	34.1	34.0	33.6

See accompanying notes to the Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	December 28, 2018	December 29, 2017	December 30, 2016
(In millions)
Net income	$156.3	$109.0	$120.5
Other comprehensive (loss) income:
Foreign currency translation	(45.4)	30.7	(11.9)
Changes in unrealized pension cost, net of tax	(13.7)	9.9	(8.5)
Other comprehensive (loss) income	(59.1)	40.6	(20.4)
Comprehensive income	$97.2	$149.6	$100.1

See accompanying notes to the Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	December 28, 2018	December 29, 2017
(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$81.0	$116.0
Accounts receivable, net	1,600.0	1,434.2
Inventories	1,440.4	1,238.7
Other current assets	50.6	44.9
Total current assets	3,172.0	2,833.8
Property and equipment, at cost	398.4	376.9
Accumulated depreciation	(235.1)	(222.6)
Property and equipment, net	163.3	154.3
Goodwill	832.0	778.1
Intangible assets, net	392.9	378.8
Other assets	92.9	107.2
Total assets	$4,653.1	$4,252.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,320.0	$1,081.6
Accrued expenses	309.0	269.2
Total current liabilities	1,629.0	1,350.8
Long-term debt	1,251.8	1,247.9
Other liabilities	201.9	194.5
Total liabilities	3,082.7	2,793.2
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,862,704 and 33,657,466 shares issued and outstanding at December 28, 2018 and December 29, 2017, respectively	33.9	33.7
Capital surplus	292.7	278.7
Retained earnings	1,513.2	1,356.9
Accumulated other comprehensive loss:
Foreign currency translation	(168.6)	(123.2)
Unrecognized pension liability, net	(100.8)	(87.1)
Total accumulated other comprehensive loss	(269.4)	(210.3)
Total stockholders’ equity	1,570.4	1,459.0
Total liabilities and stockholders’ equity	$4,653.1	$4,252.2
See accompanying notes to the Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 28, 2018	December 29, 2017	December 30, 2016
(In millions)
Operating activities:
Net income	$156.3	$109.0	$120.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	4.6	—	—
Depreciation	31.7	28.2	27.9
Amortization of intangible assets	37.3	36.1	37.6
Stock-based compensation	18.9	18.1	16.5
Deferred income taxes	(1.6)	13.6	0.7
Accretion of debt discount	2.4	2.3	2.2
Amortization of deferred financing costs	1.6	2.2	2.4
Pension plan contributions	(7.4)	(27.4)	(29.0)
Pension plan expenses	4.3	10.5	20.8
Impact of tax legislation	(2.1)	35.6	—
Impairment of intangible assets	—	5.7	—
Changes in current assets and liabilities, net
Accounts receivable	(170.6)	(54.2)	(32.6)
Inventories	(204.7)	(39.8)	(5.8)
Accounts payable	245.3	58.5	102.4
Other current assets and liabilities, net	28.0	(10.0)	21.8
Other, net	(6.3)	(4.6)	(6.3)
Net cash provided by operating activities	137.7	183.8	279.1
Investing activities:
Acquisitions of businesses, net of cash acquired	(150.1)	—	(4.7)
Capital expenditures, net	(42.4)	(41.1)	(32.6)
Other	9.1	—	—
Net cash used in investing activities	(183.4)	(41.1)	(37.3)
Financing activities:
Proceeds from borrowings	3,192.4	1,843.3	1,136.5
Repayments of borrowings	(3,082.4)	(1,884.0)	(1,327.9)
Retirement of Notes due 2019	(353.9)	—	—
Proceeds from issuance of Notes due 2025	246.9	—	—
Repayments of Canadian term loan	—	(100.2)	(83.7)
Deferred financing costs	(2.9)	—	—
Proceeds from stock options exercised	1.5	5.0	2.4
Other, net	—	(0.2)	(0.6)
Net cash provided by (used in) financing activities	1.6	(136.1)	(273.3)
(Decrease) increase in cash and cash equivalents	(44.1)	6.6	(31.5)
Effect of exchange rate changes on cash balances	9.1	(5.7)	(4.7)
Cash and cash equivalents at beginning of period	116.0	115.1	151.3
Cash and cash equivalents at end of period	$81.0	$116.0	$115.1
Cash paid for interest	73.9	70.6	75.7
Cash paid for taxes	88.4	76.4	63.4
See accompanying notes to the Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
(In millions)
Balance at January 1, 2016	33.3	$33.3	$249.2	$1,127.4	$(230.5)	$1,179.4
Net income	—	—	—	120.5	—	120.5
Other comprehensive loss:
Foreign currency translation	—	—	—	—	(11.9)	(11.9)
Changes in unrealized pension cost, net of tax of $2.1	—	—	—	—	(8.5)	(8.5)
Stock-based compensation	—	—	16.5	—	—	16.5
Issuance of common stock and related taxes	0.1	0.1	(3.9)	—	—	(3.8)
Balance at December 30, 2016	33.4	$33.4	$261.8	$1,247.9	$(250.9)	$1,292.2
Net income	—	—	—	109.0	—	109.0
Other comprehensive income:
Foreign currency translation	—	—	—	—	30.7	30.7
Changes in unrealized pension cost, net of tax benefit of $10.4	—	—	—	—	9.9	9.9
Stock-based compensation	—	—	18.1	—	—	18.1
Issuance of common stock and related taxes	0.3	0.3	(1.2)	—	—	(0.9)
Balance at December 29, 2017	33.7	$33.7	$278.7	$1,356.9	$(210.3)	$1,459.0
Net income	—	—	—	156.3	—	156.3
Other comprehensive loss:
Foreign currency translation	—	—	—	—	(45.4)	(45.4)
Changes in unrealized pension cost, net of tax of $4.7	—	—	—	—	(13.7)	(13.7)
Stock-based compensation	—	—	18.9	—	—	18.9
Issuance of common stock and related taxes	0.2	0.2	(4.9)	—	—	(4.7)
Balance at December 28, 2018	33.9	$33.9	$292.7	$1,513.2	$(269.4)	$1,570.4
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
Basis of presentation: The Consolidated Financial Statements include the accounts of Anixter International Inc. and its subsidiaries. The Company's fiscal year ends on the Friday nearest December 31 and includes 52 weeks in 2018, 2017 and 2016. Certain prior period amounts have been reclassified to conform to the current year presentation.
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
Receivables and allowance for doubtful accounts: The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts, which was $39.9 million and $43.8 million at the end of 2018 and 2017, respectively. On a regular basis, Anixter evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. The provision for doubtful accounts was $8.5 million, $10.0 million and $20.1 million in 2018, 2017 and 2016, respectively. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off and deducted from the allowance account when the receivables are deemed uncollectible.
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
At December 28, 2018 and December 29, 2017, the Company reported inventory of $1,440.4 million and $1,238.7 million, respectively (net of inventory reserves of $51.5 million and $49.5 million, respectively). Each quarter the Company reviews for excess inventories and makes an assessment of the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment: At December 28, 2018, net property and equipment consisted of $125.8 million of equipment and computer software, $36.5 million of buildings and leasehold improvements and $1.0 million of land. At December 29, 2017, net property and equipment consisted of $115.5 million of equipment and computer software, $36.6 million of buildings and leasehold improvements and $2.2 million of land. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 2 to 20 years. Buildings are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which are up to 40 years. Leasehold improvements are depreciated over their useful life or over the term of the related lease, whichever is shorter. Upon sale or retirement, the cost and related depreciation are removed from the respective accounts and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to continuing operations, including an immaterial amount of capital lease depreciation, was $31.7 million, $28.2 million and $27.9 million in 2018, 2017 and 2016, respectively.
The Company evaluates the recoverability of the carrying amount of its property and equipment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. In order to measure an impairment loss of property and equipment, the Company estimates the fair value by using an orderly liquidation valuation. An orderly liquidation value is the amount that could be realized from a liquidation sale, given a reasonable period of time to find a purchaser (or purchasers), with the seller being compelled to sell the asset in the existing condition where it is located, as of a specific date, assuming the highest and best use of the asset by market participants. The valuation method also considers that it is physically possible, legally permissible and financially feasible to use the asset at the measurement date. The inputs used for the valuation include significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy, based on assumptions that market participants would use. A second step of the analysis is performed by comparing the orderly liquidation value to the carrying amount of that asset. The orderly liquidation values are applied against the original cost of the assets and the impairment loss measured as the difference between the liquidation value of the assets and the net book value of the assets.
Costs for software developed for internal use are capitalized when the preliminary project stage is complete and Anixter has committed funding for projects that are likely to be completed. Costs that are incurred during the preliminary project stage are expensed as incurred. Once the capitalization criteria has been met, external direct costs of materials and services consumed in developing internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of their time spent directly on the project) and interest costs incurred when developing computer software for internal use are capitalized. At December 28, 2018 and December 29, 2017, capitalized costs, net of accumulated amortization, for software developed for internal use were approximately $64.7 million and $61.6 million, respectively. Amortization expense charged to continuing operations for capitalized costs was $6.6 million, $5.5 million and $3.7 million in 2018, 2017 and 2016, respectively. Interest expense incurred in connection with the development of internal use software is capitalized based on the amounts of accumulated expenditures and the weighted-average cost of borrowings for the period. Interest costs capitalized for fiscal 2018, 2017 and 2016 were $0.1 million, $0.3 million and $0.7 million, respectively.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Intangible assets: As of December 28, 2018 and December 29, 2017, the Company's intangible asset balances are as follows:

		December 28, 2018		December 29, 2017
(In millions)	Average useful life (in years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	6-20	$500.1	$(143.7)	$464.5	$(113.2)
Exclusive supplier agreement	21	22.1	(4.5)	22.5	(3.5)
Trade names	3-10	21.8	(12.6)	12.8	(10.2)
Trade names	Indefinite	4.9	—	4.9	—
Non-compete agreements	1-5	9.2	(6.5)	6.3	(5.3)
Intellectual property	8	2.3	(0.2)	—	—
Total		$560.4	$(167.5)	$511.0	$(132.2)
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
Intangible amortization expense is expected to average $33.5 million per year for the next five years. The Company's definite lived intangible assets are amortized over a straight line basis as it approximates the customer attrition patterns and best estimates the use pattern of the assets.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other, net: The following represents the components of "Other, net" as reflected in the Consolidated Statements of Income:

	Twelve Months Ended
(In millions)	December 28, 2018	December 29, 2017	December 30, 2016
Other, net:
Foreign exchange	$(8.2)	$(3.4)	$(10.8)
Cash surrender value of life insurance policies	(1.3)	2.4	1.2
Net periodic pension benefit (expense)	5.1	0.2	(10.2)
Loss on extinguishment of debt	(4.6)	—	—
Other	(1.2)	0.2	0.5
Total other, net	$(10.2)	$(0.6)	$(19.3)
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At December 28, 2018 and December 29, 2017, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Consolidated Statements of Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At December 28, 2018 and December 29, 2017, the gross notional amount of the foreign currency forward contracts outstanding was approximately $96.3 million and $246.3 million, respectively. At December 28, 2018 and December 29, 2017, the net notional amount of the foreign currency forward contracts outstanding was approximately $75.7 million and $125.7 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to derivative instruments are presented on a gross basis within the Consolidated Balance Sheets. The gross fair value of derivative assets and liabilities are immaterial.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of the Company's company owned life insurance policies associated with the sponsored deferred compensation program.
Fair value measurement: Assets and liabilities measured at fair value on a recurring basis consist of foreign currency forward contracts and the assets of Anixter's defined benefit plans. The fair value of the foreign currency forward contracts is discussed above in the section titled "Other, net." The fair value of the assets of Anixter's defined benefit plans is discussed in Note 7. "Pension Plans, Post-Retirement Benefits and Other Benefits." Fair value disclosures of debt are discussed in Note 4. "Debt."
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
Revenue recognition: Anixter is a leading global distributor of network and security solutions, electrical and electronic solutions and utility power solutions. Through a global distribution network along with supply chain and technical expertise, Anixter helps customers reduce the risk, cost and complexity of their supply chains. Anixter is a leader in providing advanced inventory management services including procurement, just-in-time delivery, material management programs, turn-key yard layout and management, quality assurance testing, component kit production, storm/event kitting, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers with nearly 600,000 products. Revenue arrangements primarily consist of a single performance obligation to transfer promised goods or services. See Note 9. "Business Segments" for revenue disaggregated by geography.
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company estimates different forms of variable consideration at the time of sale based on historical experience, current conditions and contractual obligations. Revenue is recorded net of customer discounts, rebates and similar charges. When Anixter offers the right to return product, historical experience is utilized to establish a liability for the estimate of expected returns, which was $35.0 million and $35.9 million at December 28, 2018 and December 29, 2017, respectively. Sales and other tax amounts collected from customers for remittance to governmental authorities are excluded from revenue. The Company has elected to treat shipping and handling as a fulfillment activity. The practical expedient not to disclose information about remaining performance obligations has also been elected as these contacts have an original duration of one year or less or are contracts where the Company has applied the practical expedient to recognize service revenue in proportion to the amount Anixter has the right to invoice. The Company typically receives payment 30 to 60 days from the point it has satisfied the related performance obligation.
At December 29, 2017, $9.5 million of deferred revenue related to outstanding contracts was reported in "Accrued expenses" in the Company's Consolidated Balance Sheet. This balance primarily represents prepayments from customers. During the year ended December 28, 2018, $7.4 million of this deferred revenue was recognized. At December 28, 2018, deferred revenue was $17.2 million. The Company expects to recognize this balance as revenue within the next twelve months.

Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs included in operating expenses on the Consolidated Statements of Income were $15.8 million, $10.6 million and $12.4 million in 2018, 2017 and 2016, respectively. The majority of the advertising and sales promotion costs are recouped through various cooperative advertising programs with vendors.
Shipping and handling fees and costs: Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs associated with outbound freight are included in "Operating expenses" on the Consolidated Statements of Income, which were $139.7 million, $119.1 million and $113.9 million in 2018, 2017 and 2016, respectively.
Stock-based compensation: The Company measures the cost of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method. Compensation costs are determined based on the fair value at the grant date and amortized over the respective vesting period representing the requisite service period. The Company accounts for forfeitures of share-based payments as they occur.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated other comprehensive loss: Unrealized gains and losses are accumulated in "Accumulated other comprehensive loss" ("AOCI"). These changes are also reported in "Other comprehensive (loss) income" on the Consolidated Statements of Comprehensive Income. These include unrealized gains and losses related to the Company's defined benefit obligations and foreign currency translation. See Note 7. "Pension Plans, Post-Retirement Benefits and Other Benefits" for pension related amounts reclassified into net income.
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
The Company had 0.3 million, 0.4 million, and 0.2 million in 2018, 2017 and 2016, respectively, of additional shares related to stock options and stock units included in the computation of diluted earnings per share because the effect of those common stock equivalents were dilutive during these periods. Antidilutive stock options and units are excluded from the calculation of weighted-average shares for diluted earnings per share. For 2018, 2017 and 2016, the antidilutive stock options and units were immaterial.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires entities to report the service cost component in the same line item as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. The standard was effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Upon adoption, ASU 2017-07 required changes to the presentation of the income statement to be applied retrospectively. The Company adopted this standard effective the first quarter of fiscal year 2018. Service costs are recognized within "Operating expenses" in the Consolidated Statements of Comprehensive Income. All other components of net benefit costs are recorded in "Other, net" in the Company's Consolidated Statements of Comprehensive Income. The result of this adoption did not have a material impact on the Consolidated Financial Statements.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted this standard effective the fourth quarter of fiscal year 2018 and applied the standard on a prospective basis.
Recently issued accounting pronouncements not yet adopted: In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional transition method to use the effective date of ASU 2016-02 as the date of initial application of transition and not restate comparative periods. The Company will adopt the standard in the first quarter of 2019 using this optional transition method. The Company’s cross-functional implementation team is currently migrating lease data to a new lease accounting information system and implementing new processes. Upon adoption the Company plans to elect (1) the package of practical expedients, which allows it to carry forward historical lease classification, (2) the practical expedient to not separate non-lease components from lease components, and (3) the short-term lease accounting policy election as defined in ASU 2016-02. While the Company has not completed its evaluation of the effects of adoption of this ASU yet, the adoption is expected to result in a material increase in the assets and liabilities recorded on the Consolidated Balance Sheets and additional qualitative and quantitative disclosures as of the effective date and thereafter. The Company does not expect the adoption to have a material impact on its Consolidated Statements of Income. Note 5. "Commitments and Contingencies" includes the undiscounted minimum lease commitments under operating leases at December 28, 2018.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of this ASU, but it is not expected to have a material effect on the Company's Consolidated Financial Statements.

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

NOTE 2.  ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 28, 2018	December 29, 2017
(In millions)
Salaries and fringe benefits	$109.7	$110.6
Other accrued expenses	199.3	158.6
Total accrued expenses	$309.0	$269.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3.  RESTRUCTURING CHARGES
The Company considers restructuring activities to be programs whereby Anixter fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. The following table summarizes activity related to liabilities associated with restructuring activities:

	Restructuring Activity
	Q2 2018 Plan		Q2 2016 Plan		Q4 2015 Plan	Total
	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)
Balance at December 30, 2016	$—	$—	$1.9	$1.2	$1.3	$3.2	$1.2
Payments and other	—	—	(1.4)	(0.7)	(0.7)	(2.1)	(0.7)
Balance at December 29, 2017	$—	$—	$0.5	$0.5	$0.6	$1.1	$0.5
Charges	9.6	0.5	—	(0.4)	(0.3)	9.3	0.1
Payments and other	(2.9)	(0.3)	(0.5)	(0.1)	(0.1)	(3.5)	(0.4)
Balance at December 28, 2018	$6.7	$0.2	$—	$—	$0.2	$6.9	$0.2

(a)	Employee-related costs primarily consist of severance benefits provided to employees who have been involuntarily terminated.

(b)	Facility exit and other costs primarily consist of lease termination costs.
Q2 2018 Restructuring Plan
In the second quarter of 2018, the Company recorded a pre-tax charge of $2.1 million, $1.3 million and $1.1 million in its NSS, EES and UPS segments, respectively, and an additional $5.4 million at its corporate headquarters, primarily for severance-related expenses associated with a reduction of approximately 260 positions. In the third quarter of 2018, the Company recorded an additional $0.2 million charge at its corporate headquarters. The $10.1 million charge related to the Q2 2018 plan primarily reflects actions related to facilities consolidation, systems integration and back office functions. This charge was included in "Operating expenses" in the Company's Consolidated Statement of Income for fiscal year 2018. The majority of the remaining charge included in accrued expenses of $6.9 million as of December 28, 2018 is expected to be paid by the fourth quarter of 2019.

NOTE 4. DEBT
Debt is summarized below:

(In millions)	December 28, 2018	December 29, 2017
Long-term debt:
6.00% Senior notes due 2025	$246.9	$—
5.50% Senior notes due 2023	347.4	346.8
5.125% Senior notes due 2021	397.4	396.5
5.625% Senior notes due 2019	—	348.6
Revolving lines of credit	260.0	159.0
Other	6.1	1.7
Unamortized deferred financing costs	(6.0)	(4.7)
Total long-term debt	$1,251.8	$1,247.9

Certain debt agreements entered into by Anixter's operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company's ability to meet cash obligations. Anixter International Inc. has guaranteed substantially all of the debt of its subsidiaries.
Aggregate annual maturities of debt before accretion of debt discount as reflected on the Consolidated Balance Sheet at December 28, 2018 are as follows: 2019 - $6.1 million, 2020 - $0.0 million, 2021 - $397.4 million, 2022 - $0.0 million, 2023 - $607.4 million and $246.9 million thereafter.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's average borrowings outstanding was $1,433.8 million and $1,404.9 million for the fiscal years ending December 28, 2018 and December 29, 2017, respectively. The Company's weighted-average cost of borrowings was 5.3% for the years ended December 28, 2018 and December 29, 2017, respectively, and 4.8% for the year ended December 30, 2016. Interest paid in 2018, 2017 and 2016 was $73.9 million, $70.6 million and $75.7 million, respectively.
At the end of fiscal 2018, Anixter had approximately $321.9 million and $133.2 million in available, committed, unused borrowings under the $600.0 million U.S. accounts receivable asset based revolving credit facility and $150.0 million U.S. inventory asset based revolving credit facility, respectively. All credit lines are with financial institutions with investment grade credit ratings. Borrowings under these facilities are limited based on the borrowing base criteria as described below.
The Company is in compliance with all of its covenants and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business.

Revolving Lines of Credit and Canadian Term Loan

On October 5, 2015, Anixter, through its wholly-owned subsidiaries, Anixter Inc., Anixter Receivables Corporation ("ARC") and Anixter Canada Inc., entered into certain financing transactions in connection with the consummation of the acquisition of Power Solutions, including a U.S. accounts receivable asset based revolving credit facility in an aggregate committed amount of $600.0 million ("Receivables Facility"), a U.S. inventory asset based revolving credit facility in an aggregate committed amount of $150.0 million ("Inventory Facility") for a U.S. combined commitment of $750.0 million ("Combined Commitment"). Additionally, the Company entered into a Canadian term loan facility in Canada in an aggregate principal amount of $300.0 million Canadian dollars, the equivalent to approximately $225.0 million USD, with a five-year maturity ("Canadian Term Loan"). In connection with these financing transactions, the Company incurred approximately $6.7 million in financing transaction costs, of which approximately $5.4 million was capitalized as deferred financing costs and will be amortized through maturity using the straight-line method, and approximately $1.3 million was expensed as incurred.

On November 16, 2018, Anixter amended the Receivables and Inventory Facilities to extend the maturity date from October 5, 2020 to November 16, 2023. An additional $2.1 million of deferred financing costs were capitalized and will be amortized through maturity.

Receivables Facility

On October 5, 2015, Anixter, through its wholly-owned subsidiary, ARC, entered into a Receivables Facility, which is a receivables based revolving credit facility in an aggregate committed amount of $600.0 million. Borrowings under the Receivables Facility are secured by a first lien on all assets of ARC and supported by an unsecured guarantee by Anixter International, Inc.

The Receivables Facility has a borrowing base of 85% of eligible receivables, subject to certain reserves.

In connection with the entry into the Receivables Facility, on October 5, 2015, Anixter Inc. and ARC entered into a Third Amended and Restated Receivables Sale Agreement (the "Amended and Restated RSA"), which amended and restated the existing Second Amended and Restated Sales Agreement. The purpose of the Amended and Restated RSA is (i) to reflect the entry into the Receivables Facility and the termination of the Second Amended and Restated Receivables Purchase Agreement, and (ii) to include in the receivables sold by Anixter Inc. to ARC receivables originated by Tri-Northern Holdings, Inc. and its subsidiaries (collectively, the "Tri-Ed Subsidiaries") and subsidiaries acquired in the Power Solutions acquisition (the "Power Solutions Subsidiaries").

Inventory Facility

On October 5, 2015, Anixter and certain of its wholly-owned subsidiaries, including the Tri-Ed Subsidiaries and Power Solutions Subsidiaries, entered into the Inventory Facility, an asset based lending revolving credit facility, in an aggregate committed amount of $150.0 million. Borrowings under the Inventory Facility are secured by a first lien on Anixter Inc.'s and certain of its subsidiaries' personal property and supported by a guarantee by Anixter International Inc.

The Inventory Facility has a borrowing base, (a) with respect to appraised eligible domestic inventory, of the lesser of (i) 85% of the net orderly liquidation value of such inventory; and (ii) 75% of book value of such inventory, plus, (b) with respect to eligible domestic inventory not appraised, 40% of the net orderly liquidation value of such inventory, less (c) certain reserves.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Receivables Facility and the Inventory Facility (collectively, the "Combined Facilities")

The Combined Facilities drawn pricing will range from LIBOR plus 125 basis points when the combined unused availability (the "Combined Availability") under the Combined Facilities is greater than $500.0 million or LIBOR plus 150 basis points when Combined Availability is less than $500.0 million. Undrawn fees are 25 basis points.

Acquisitions and restricted payments will be permitted, subject to, among other things, (i) Combined Availability of at least $131.3 million after giving pro forma effect to any acquisition or restricted payment or (ii) (a) Combined Availability of at least $93.8 million and (b) maintenance of a minimum fixed charge coverage ratio of at least 1.1x, after giving pro forma effect to the acquisition or restricted payment.

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.00% Senior Notes Due 2025
On November 13, 2018, the Company's primary operating subsidiary, Anixter Inc., completed the issuance of $250.0 million principal amount of Senior notes due 2025 ("Notes due 2025"). The Notes due 2025 were issued at a price that was 98.75% of par, which resulted in a discount related to underwriting fees of $3.1 million. The discount is reported on the Consolidated Balance Sheet as a reduction to the face amount of the Notes due 2025 and is being amortized to interest expense over the term of the related debt, using the effective interest method. In addition, $0.8 million of deferred financing costs were paid, which are being amortized through maturity using the straight-line method. The Notes due 2025 pay interest semi-annually at a rate of 6.00% per annum and will mature on December 1, 2025. In addition, Anixter Inc. may at any time prior to September 1, 2025, redeem some or all of the Notes due 2025 at a price equal to 100% of the principal amount plus a "make whole" premium. At any time on or after September 1, 2025, Anixter Inc. may redeem some or all of the Notes due 2025 at a price equal to 100% of the principal amount, plus accrued and unpaid interest. If the Company experiences certain kinds of changes of control, Anixter Inc. must offer to repurchase all of the Notes due 2025 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. The proceeds were used along with available borrowings under Anixter's revolving lines of credit to retire the Company's Senior notes due 2019. Anixter International Inc. fully and unconditionally guarantees the Notes due 2025, which are unsecured obligations of Anixter Inc.
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

Short-term borrowings
Anixter has borrowings under other bank revolving lines of credit totaling $6.1 million and $1.7 million at the end of fiscal 2018 and 2017, respectively. The Company's short-term borrowings have maturity dates within the next fiscal year. However, all of the borrowings at the end of fiscal 2018 have been classified as long-term at December 28, 2018, as the Company has the intent and ability to refinance the debt under existing long-term financing agreements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Retirement of Debt

In the fourth quarter of 2018, Anixter retired the below described 5.625% Senior notes due 2019, which had a maturity value of $350.0 million. The proceeds from the issuance of Notes due 2025 and available borrowings under Anixter's revolving lines of credit were used to settle the maturity value. The Company paid a $3.9 million make whole premium and incurred $0.7 million of additional expense due to the write-off of discounts and deferred financing costs on the early payment of debt.
On April 30, 2012, the Company's primary operating subsidiary, Anixter Inc., completed the issuance of $350.0 million principal amount of Senior notes due 2019 ("Notes due 2019"). The Notes due 2019 were issued at a price that was 98.25% of par, which resulted in a discount related to underwriting fees of $6.1 million. Net proceeds from this offering were approximately $342.9 million after also deducting for approximately $1.0 million of deferred financing costs paid that were amortized through maturity using the straight-line method. The discounts were reported on the Consolidated Balance Sheet as a reduction to the face amount of the Notes due 2019 and were amortized to interest expense over the term of the related debt, using the effective interest method. The Notes due 2019 paid interest semi-annually at a rate of 5.625% per annum and were scheduled to mature on May 1, 2019. The proceeds were used by Anixter Inc. to repay amounts outstanding under the accounts receivable securitization facility, to repay certain borrowings under the 5-year senior unsecured revolving credit agreement, to provide additional liquidity for the Company's maturing indebtedness and for general corporate purposes. Anixter International Inc. fully and unconditionally guaranteed the Notes due 2019, which were unsecured obligations of Anixter Inc.

In the fourth quarter of 2017, the Company paid off the Canadian Term Loan in full.

The retirement of debt did not have a significant impact on the Company's Consolidated Statements of Income.
Fair Value of Debt
The fair value of Anixter's debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements. The Company's fixed-rate debt consists of Senior notes due 2025, Senior notes due 2023 and Senior notes due 2021.

At December 28, 2018, the Company's total carrying value and estimated fair value of debt outstanding was $1,251.8 million and $1,260.8 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at December 29, 2017 of $1,247.9 million and $1,317.8 million, respectively. The decrease in the estimated fair value is primarily due to the retirement of the Notes due 2019, partially offset by the issuance of the Notes due 2025.

NOTE 5.  COMMITMENTS AND CONTINGENCIES
Substantially all of Anixter's office and warehouse facilities are leased under operating leases. A certain number of these leases are long-term operating leases containing rent escalation clauses and expire at various dates through 2038. Most operating leases entered into contain renewal options. The gross amount of assets recorded under capital leases was immaterial as of December 28, 2018 and December 29, 2017.
Minimum lease commitments under operating leases at December 28, 2018 are as follows:

(In millions)
2019	$77.6
2020	59.9
2021	44.9
2022	40.0
2023	28.4
2024 and thereafter	87.3
Total	$338.1
Total rental expense was $107.3 million, $100.9 million and $97.8 million in 2018, 2017 and 2016, respectively. Aggregate future minimum rentals to be received under non-cancelable subleases at December 28, 2018 were $4.7 million.
As of December 28, 2018, the Company had $75.2 million in outstanding letters of credit and guarantees.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

From time to time, Anixter is party to legal proceedings and matters that arise in the ordinary course of business. As of December 28, 2018, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 6.  INCOME TAXES
Income Before Tax Expense: Domestic income before income taxes was $167.8 million, $178.1 million and $162.4 million for 2018, 2017 and 2016, respectively. Foreign income before income taxes was $55.4 million, $59.5 million and $35.1 million for 2018, 2017 and 2016, respectively.
Tax Provisions and Reconciliation to the Statutory Rate: The components of Anixter's tax expense from continuing operations and the reconciliation to the statutory federal rate are identified below. Income tax expense was comprised of:

(In millions)	Years Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Current:
Foreign	$24.2	$21.7	$18.5
State	9.4	8.3	7.0
Federal	34.2	99.4	50.2
	67.8	129.4	75.7
Deferred:
Foreign	(2.5)	0.2	(2.8)
State	0.2	2.0	0.2
Federal	1.4	(3.0)	3.3
	(0.9)	(0.8)	0.7
Income tax expense	$66.9	$128.6	$76.4
Reconciliations of income tax expense to the statutory corporate federal tax rate of 21% were as follows:

(In millions)	Years Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Statutory tax expense	$46.9	$83.2	$69.1
Increase (reduction) in taxes resulting from:
State income taxes, net	7.9	4.4	4.5
Foreign tax effects	11.9	2.0	1.8
Change in valuation allowance	(0.6)	(0.3)	1.6
Impact of tax legislation	(2.1)	35.6	—
Other, net	2.9	3.7	(0.6)
Income tax expense	$66.9	$128.6	$76.4

Impact of Tax Legislation: On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act made significant changes to the U.S. tax code. The changes impacting the Company beginning in the fourth quarter of 2017, the period of enactment, include:

•
The reduction of the U.S. corporate tax rate to 21% results in an adjustment to the Company's U.S. deferred tax assets and liabilities to the lower rate. The impact of the deferred tax adjustment was measured and recorded as an increase in earnings for the quarter ending December 29, 2017, of $14.4 million. The impact was revised and a deferred tax adjustment of $0.7 million was recorded as a decrease in earnings for the quarter ending December 28, 2018; and

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
The tax reform legislation will subject the earnings of the Company's cumulative foreign earnings and profits to U.S. income taxes as a deemed repatriation. The estimated provisional impact of the deemed repatriation decreased earnings for the quarter ending December 29, 2017 by $50.0 million. The tax impact was revised to $47.2 million and finalized in 2018.

The Act subjects U.S. shareholders to tax on Global Intangible Low-Taxed Income ("GILTI) earned by certain foreign subsidiaries. The Company is electing to recognize the tax on GILTI as a period expense in the period tax is incurred. Under this policy, the Company has not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period.
Tax Payments: The Company made net payments for income taxes in 2018, 2017 and 2016 of $88.4 million, $76.4 million and $63.4 million, respectively.
Net Operating Losses: Anixter International Inc. and its U.S. subsidiaries file a U.S. federal corporate income tax return on a consolidated basis. At December 28, 2018, various of Anixter's foreign subsidiaries had aggregate cumulative net operating loss ("NOL") carryforwards for foreign income tax purposes of approximately $96.2 million which are subject to various provisions of each respective country. Approximately $76.7 million of the NOL carryforwards may be carried forward indefinitely. The remaining NOL carryforwards expire at various times between 2019 and 2030.
Foreign Tax Credit Carryforwards: At December 28, 2018, the Company estimated and accrued provisional transition taxes. As a result of the transition tax, the Company estimates that it will also have foreign tax credit carryforwards of $50.2 million. A full valuation allowance was recorded against the resulting deferred tax asset as there is not sufficient foreign-source income projected to utilize these credits.
Undistributed Earnings: Undistributed earnings of Anixter's foreign subsidiaries amounted to approximately $784.1 million at December 28, 2018. The Act converted the U.S. system of taxing foreign earnings from a worldwide system to a territorial system. Future distributions of foreign earnings by Anixter affiliates abroad will no longer result in U.S. taxation. In converting to a territorial system the Act levied a one-time transition tax on deferred foreign earnings as of 2017. Anixter has calculated the net combined U.S. tax impact on this deemed repatriation to be approximately $47.2 million and plans to elect to pay the federal portion of this tax liability in installments over eight years. Despite the conversion to a territorial system, Anixter considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, Anixter may be subject to withholding taxes payable to the various foreign countries. With respect to the countries that have undistributed earnings as of December 28, 2018, according to the foreign laws and treaties in place at that time, estimated foreign jurisdiction withholding taxes of approximately $38.4 million would be payable upon the remittance of all earnings at December 28, 2018.
Deferred Income Taxes: Significant components of the Company's deferred tax assets (liabilities) included in "Other assets" and "Other liabilities" on the Consolidated Balance Sheets were as follows:

(In millions)	December 28, 2018	December 29, 2017
Deferred compensation and other postretirement benefits	$36.0	$31.1
Foreign NOL carryforwards and other	28.1	29.4
Accrued expenses and other	10.0	8.3
Inventory reserves	8.5	9.9
Unrealized foreign exchange	2.7	—
Allowance for doubtful accounts	7.9	8.7
Federal and state credits	50.6	52.9
Gross deferred tax assets	$143.8	$140.3
Property, equipment, intangibles and other	(90.1)	(75.1)
Gross deferred tax liabilities	$(90.1)	$(75.1)
Deferred tax assets, net of deferred tax liabilities	53.7	65.2
Valuation allowance	(79.1)	(79.9)
Net deferred tax liabilities	$(25.4)	$(14.7)

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Uncertain Tax Positions and Jurisdictions Subject to Examinations: A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2016, 2017 and 2018 is as follows:

(In millions)
Balance at January 1, 2016	$5.3
Additions for tax positions of prior years	0.4
Reductions for tax positions of prior years	(0.7)
Balance at December 30, 2016	$5.0
Reductions for tax positions of prior years	(0.3)
Balance at December 29, 2017	$4.7
Additions for tax positions of prior years	0.6
Reductions for tax positions of prior years	(0.6)
Balance at December 28, 2018	$4.7
Interest and penalties accrued for unrecognized tax benefits were $0.2 million in 2018, 2017 and 2016. The Company estimates that of the unrecognized tax benefit balance of $4.7 million, all of which would affect the effective tax rate, $0.3 million may be resolved in a manner that would impact the effective rate within the next twelve months. The reserves for uncertain tax positions, including interest and penalties, of $6.1 million cover a range of issues, including intercompany charges and withholding taxes, and involve various taxing jurisdictions.
Only the returns for fiscal tax years 2013 and later remain open to examination by the Internal Revenue Service ("IRS") in the U.S., which is Anixter's most significant tax jurisdiction. For most states, fiscal tax years 2014 and later remain subject to examination. In Canada, the fiscal tax years 2014 and later are still subject to examination, while in the United Kingdom, the fiscal tax years 2017 and later remain subject to examination.

NOTE 7.  PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS
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

The measurement date for all plans is December 31st. Accordingly, at the end of each fiscal year, the Company determines the discount rate to be used to discount the plan liabilities to their present value. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate at the end of 2018, the Company reviewed rates of return on relevant market indices and concluded the Willis Towers Watson Global Rate Link Model was more consistent with observable market conditions and industry standards for developing spot rate curves. At the end of 2017 and 2016, the Company used the Ryan ALM Above Median yield curves. These rates are adjusted to match the duration of the liabilities associated with the pension plans.

At December 28, 2018 and December 29, 2017, the Company determined the consolidated weighted-average discount rate of all plans to be 3.59% and 3.26%, respectively, and used these rates to measure the projected benefit obligation ("PBO") at the end of each respective fiscal year end. Due primarily to actuarial gains and foreign currency exchange rate changes, the PBO decreased to $504.1 million at the end of fiscal 2018 from $533.4 million at the end of fiscal 2017. The consolidated net unfunded status was $55.2 million at the end of fiscal 2018 compared to $43.5 million at the end of 2017.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A significant element in determining net periodic benefit cost in accordance with U.S. GAAP is the expected return on plan assets. For 2018, the Company had assumed that the weighted-average expected long-term rate of return on plan assets would be 5.63%. This expected return on plan assets is included in the net periodic benefit cost for the fiscal year ended 2018. As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced an actual loss of approximately 4.2% in 2018 and an actual gain of approximately 13.3% in 2017. The fair value of plan assets is $448.9 million at the end of fiscal 2018, compared to $489.9 million at the end of fiscal 2017. The difference between the expected return and the actual return on plan assets is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to "Accumulated other comprehensive loss," a component of "Stockholders’ Equity" in the Consolidated Balance Sheets.
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
In the third quarter of 2015, the plan was frozen to entrants first hired or rehired on or after July 1, 2015. Anixter Inc. makes an annual contribution to the Employee Savings Plan on behalf of each active participant who is first hired or rehired on or after July 1, 2015, or is not participating in the Anixter Inc. Pension Plan. The amount of the employer annual contribution to each active participant's account will be an amount determined by multiplying the participant's salary for the Plan year by either: (1) 2% if such participant's years of service as of August 1 of the Plan year is fewer than five, or (2) 2.5% if such participant's years of service as of August 1 of the Plan year is five or greater. This contribution is in lieu of being eligible for the Anixter Inc. Pension Plan.
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
In 2018 and 2017, the Society of Actuaries released new mortality improvement projection scales. As a result, the Company updated U.S. mortality improvement assumptions in 2018 and 2017 for purposes of determining its mortality assumption used in the U.S. defined benefit plans' liability calculation. In 2018, the Company also adjusted the long term mortality improvement projection assumption to 80% of the Society of Actuaries’ mortality improvement scale to reflect the Company’s long-term expectations. The updated U.S. mortality assumptions resulted in a decrease of $2.8 million and $1.6 million to the benefit obligation as of the end of 2018 and 2017, respectively, prior to reflecting the discount rate change. In 2017, the U.S. assumptions were also updated to reflect the results of an experience study performed during 2017. The net impact of updating these assumptions was a decrease in the obligation of $0.1 million prior to reflecting the discount and mortality change.

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Domestic Plans’ and Foreign Plans’ asset mixes as of December 28, 2018 and December 29, 2017 and the asset allocation guidelines for such plans are summarized as follows.

	Domestic Plans
	December 28, 2018	Allocation Guidelines
		Min	Target	Max
Global equities	40.1%	37%	46%	66%
Debt securities:
Domestic treasuries	15.6	—	12	34
Corporate bonds	16.3	—	17	34
Other	14.5	9	14	19
Total debt securities	46.4	9	43	87
Property/real estate	12.6	—	10	19
Other	0.9	—	1	5
	100.0%		100%

	Domestic Plans
	December 29, 2017	Allocation Guidelines
		Min	Target	Max
Domestic equities	51.9%	37%	52%	67%
International equities	11.8	5	10	15
Total equity securities	63.7		62
Debt securities	33.4	31	38	45
Other	2.9	—	—	10
	100.0%		100%

	Foreign Plans
	December 28, 2018	December 29, 2017	Allocation
			Guidelines
			Target
Equity securities	60%	62%	60%
Debt securities	30	29	30
Other investments	10	9	10
	100%	100%	100%
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For 2018, the U.S. investment policy guidelines were as follows:

•	Each asset class is managed by one or more active and passive investment managers

•	Each asset class may be invested in a commingled fund, mutual fund, or separately managed account

•	Investment in Exchange Traded Funds ("ETFs") is permissible

•	Each manager is expected to be "fully invested" with minimal cash holdings

•
Derivative instruments such as futures, swaps and options may be used on a limited basis.  For funds that employ derivatives, the loss of invested capital to the Trust should be limited to the amount invested in the fund.

•	The equity portfolio is diversified by sector and geography.

•	The real assets portfolio is invested Real Estate Investment Trusts ("REITs") and private real estate.

•
The fixed income is invested in U.S. Treasuries, investment grade corporate debt (denominated in U.S. dollars), and other credit investments including below investment grade rated bonds and loans, securitized credit, and emerging market debt.

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
The expected long-term rate of return on both the Domestic and Foreign Plans’ assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. The Company uses historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption based on an analysis of historical and forward looking returns considering the respective plan’s actual and target asset mix. The weighted-average expected rate of return on plan assets used in the determination of net periodic pension cost for 2018 is 5.63%.
The following table sets forth the changes and the end of year components of "Accumulated other comprehensive loss" for the defined benefit plans:

(In millions)	December 28, 2018	December 29, 2017
Changes to Balance:
Beginning balance	$112.2	$119.2
Recognized prior service cost	4.0	4.0
Recognized net actuarial gain	(7.5)	(9.6)
Prior service cost arising in current year	0.4	4.2
Net actuarial loss (gain) arising in current year	21.8	(5.6)
Other	(4.2)	—
Ending balance	$126.7	$112.2

Components of Balance:
Prior service credit	$(12.8)	$(17.3)
Net actuarial loss	139.5	129.5
	$126.7	$112.2
Amounts in "Accumulated other comprehensive loss" expected to be recognized as components of net period pension cost in 2019 are as follows:

(In millions)
Amortization of prior service credit	$(3.8)
Amortization of actuarial loss	8.3
Total amortization expected	$4.5

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents a reconciliation of the funded status of the Company's pension plans for fiscal years 2018 and 2017:

	Pension Benefits
	Domestic Plans		Foreign Plans		Total
(In millions)	2018	2017	2018	2017	2018	2017
Change in projected benefit obligation:
Beginning balance	$275.8	$258.8	$257.6	$223.0	$533.4	$481.8
Service cost	3.5	3.3	5.9	5.9	9.4	9.2
Interest cost	10.3	11.1	6.8	6.9	17.1	18.0
Actuarial (gain) loss	(19.9)	22.4	(4.0)	8.6	(23.9)	31.0
Benefits paid from plan assets	(7.4)	(7.5)	(8.1)	(6.7)	(15.5)	(14.2)
Benefits paid from Company assets	(0.8)	(1.0)	—	—	(0.8)	(1.0)
Plan amendment	—	—	0.5	—	0.5	—
Settlement	—	—	(0.5)	—	(0.5)	—
Plan participants contributions	—	—	0.1	0.1	0.1	0.1
Foreign currency exchange rate changes	—	—	(15.7)	21.2	(15.7)	21.2
Impact due to annuity purchase	—	(11.3)	—	(1.4)	—	(12.7)
Ending balance	$261.5	$275.8	$242.6	$257.6	$504.1	$533.4
Change in plan assets at fair value:
Beginning balance	$280.8	$238.3	$209.1	$174.4	$489.9	$412.7
Actual return on plan assets	(13.0)	41.0	(6.9)	18.9	(19.9)	59.9
Company contributions to plan assets	—	20.3	7.4	7.1	7.4	27.4
Benefits paid from plan assets	(7.4)	(7.5)	(8.1)	(6.7)	(15.5)	(14.2)
Settlement	—	—	(0.5)	—	(0.5)	—
Plan participants contributions	—	—	0.1	0.1	0.1	0.1
Purchase of annuity	—	(11.3)	—	(1.4)	—	(12.7)
Foreign currency exchange rate changes	—	—	(12.6)	16.7	(12.6)	16.7
Ending balance	$260.4	$280.8	$188.5	$209.1	$448.9	$489.9
Reconciliation of funded status:
Projected benefit obligation	$(261.5)	$(275.8)	$(242.6)	$(257.6)	$(504.1)	$(533.4)
Plan assets at fair value	260.4	280.8	188.5	209.1	448.9	489.9
Funded status	$(1.1)	$5.0	$(54.1)	$(48.5)	$(55.2)	$(43.5)
Included in the 2018 and 2017 funded status is accrued benefit cost of approximately $16.5 million and $17.7 million, respectively, related to two non-qualified plans, which cannot be funded pursuant to tax regulations.

Noncurrent asset	$15.4	$22.6	$0.2	$0.2	$15.6	$22.8
Current liability	(1.2)	(0.8)	—	—	(1.2)	(0.8)
Noncurrent liability	(15.3)	(16.8)	(54.3)	(48.7)	(69.6)	(65.5)
Funded status	$(1.1)	$5.0	$(54.1)	$(48.5)	$(55.2)	$(43.5)
Weighted-average assumptions used for measurement of the projected benefit obligation:
Discount rate	4.28%	3.78%	2.84%	2.70%	3.59%	3.26%
Salary growth rate	3.75%	3.76%	3.26%	3.04%	3.51%	3.36%

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents the funded components of net periodic pension (benefit) cost as reflected in the Company's Consolidated Statements of Income and the weighted-average assumptions used to measure net periodic pension cost for the years ended December 28, 2018, December 29, 2017 and December 30, 2016:

	Pension Benefits
	Domestic Plans			Foreign Plans			Total
(In millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Recorded in operating expenses:
Service cost	$3.5	$4.7	$4.7	$5.9	$5.9	$5.9	$9.4	$10.6	$10.6

Recorded in other, net:
Interest cost	10.3	11.1	11.5	6.8	6.9	7.8	17.1	18.0	19.3
Expected return on plan assets	(16.0)	(14.9)	(14.2)	(9.8)	(8.8)	(9.4)	(25.8)	(23.7)	(23.6)
Net amortization	0.6	2.5	2.4	2.9	3.0	2.5	3.5	5.5	4.9
Settlement charge	—	—	—	0.1	—	9.6	0.1	—	9.6
Total recorded in other, net	$(5.1)	(1.3)	(0.3)	—	1.1	10.5	(5.1)	(0.2)	10.2

Total net periodic pension (benefit) cost	$(1.6)	$3.4	$4.4	$5.9	$7.0	$16.4	$4.3	$10.4	$20.8

Weighted-average assumption used to measure net periodic pension (benefit) cost:
Discount rate	3.78%	4.36%	4.65%	2.70%	2.99%	3.35%	3.26%	3.73%	3.98%
Expected return on plan assets	6.25%	6.25%	6.50%	4.81%	4.79%	4.54%	5.63%	5.59%	5.50%
Salary growth rate	3.76%	4.63%	4.60%	3.04%	3.01%	3.08%	3.36%	3.73%	3.75%
Fair Value Measurements
The following presents information about the Plan’s assets measured at fair value on a recurring basis at the end of fiscal 2018, and the valuation techniques used by the Plan to determine those fair values. The inputs used in the determination of these fair values are categorized according to the fair value hierarchy as being Level 1, Level 2 or Level 3.
In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets that the Plan has the ability to access. The majority of pension assets valued by Level 1 inputs are comprised of cash and cash equivalents.
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
Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. The only pension assets valued by Level 3 inputs relate to property and real estate funds.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Disclosures concerning assets measured at fair value on a recurring basis at December 28, 2018 and December 29, 2017, which have been categorized under the fair value hierarchy for the Domestic and Foreign Plans by the Company are as follows:

	As of December 28, 2018
	Domestic Plans				Foreign Plans				Total
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Categories:
Equity securities:
Domestic	$—	$—	$—	$—	$—	$44.1	$—	$44.1	$—	$44.1	$—	$44.1
International (a)	—	—	—	—	—	68.2	—	68.2	—	68.2	—	68.2
Global	—	104.3	—	104.3	—	—	—	—	—	104.3	—	104.3
Debt securities:
Domestic treasuries	—	40.5	—	40.5	—	44.2	—	44.2	—	84.7	—	84.7
Corporate bonds	—	42.4	—	42.4	—	12.3	—	12.3	—	54.7	—	54.7
Other	—	38.0	—	38.0	—	—	—	—	—	38.0	—	38.0
Property/real estate	—	—	32.7	32.7	—	0.3	—	0.3	—	0.3	32.7	33.0
Insurance products	—	—	—	—	—	18.6	—	18.6	—	18.6	—	18.6
Other	2.5	—	—	2.5	0.8	—	—	0.8	3.3	—	—	3.3
Total at December 28, 2018	$2.5	$225.2	$32.7	$260.4	$0.8	$187.7	$—	$188.5	$3.3	$412.9	$32.7	$448.9

(a)	Investment in funds outside the country where the pension plan originates is considered International.

	As of December 29, 2017
	Domestic Plans				Foreign Plans				Total
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Categories:
Equity securities:
Domestic	145.6	—	—	145.6	—	51.1	—	51.1	145.6	51.1	—	196.7
International (a)	33.2	—	—	33.2	—	78.2	—	78.2	33.2	78.2	—	111.4
Debt securities:
Domestic treasuries	0.4	4.0	—	4.4	—	48.0	—	48.0	0.4	52.0	—	52.4
Corporate bonds	—	89.5	—	89.5	—	11.8	—	11.8	—	101.3	—	101.3
Insurance products	—	—	—	—	—	19.1	—	19.1	—	19.1	—	19.1
Other	8.1	—	—	8.1	0.3	0.6	—	0.9	8.4	0.6	—	9.0
Total at December 29, 2017	$187.3	$93.5	$—	$280.8	$0.3	$208.8	$—	$209.1	$187.6	$302.3	$—	$489.9

(a)	Investment in funds outside the country where the pension plan originates is considered International.

Changes in Anixter's Level 3 plan assets, which are included in operations, for the year ended December 28, 2018 included:

(In millions)	December 29, 2017 Balance	Purchases, sales and settlements	December 28, 2018 Balance
Asset Categories:
Property/real estate	$—	$32.7	$32.7
Total Level 3 investments	$—	$32.7	$32.7

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company estimated future benefits payments are as follows at the end of 2018:

	Estimated Future Benefit Payments
(In millions)	Domestic	Foreign	Total
2019	$10.3	$5.2	$15.5
2020	11.0	5.5	16.5
2021	11.9	5.6	17.5
2022	12.7	7.7	20.4
2023	13.5	6.7	20.2
2024-2028	78.4	53.5	131.9
Total	$137.8	$84.2	$222.0
The accumulated benefit obligation in 2018 and 2017 was $258.2 million and $273.1 million, respectively, for the Domestic Plans and $212.6 million and $225.5 million, respectively, for the Foreign Plans. The Company had 10 plans in 2018 and 9 plans in 2017 where the accumulated benefit obligation was in excess of the fair value of plan assets. For pension plans with accumulated benefit obligations in excess of plan assets the aggregate pension accumulated benefit obligation was $220.3 million and $170.1 million for 2018 and 2017, respectively, and aggregate fair value of plan assets was $179.0 million and $129.2 million for 2018 and 2017, respectively.
The Company currently estimates that it will make contributions of approximately $6.8 million to its Foreign Plans in 2019. In addition, the Company estimates that it will make $1.2 million of benefit payments directly to participants of its two domestic unfunded non-qualified pension plans. The Company does not expect to make a contribution to its domestic qualified pension pension plan in 2019 due to its overfunded status.
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
Effective January 1, 2014, Anixter began matching contributions to equal 50% of a participant's contribution up to 5% of the participant's compensation. The Company also has certain foreign defined contribution plans. Contributions to these plans are based upon various levels of employee participation and legal requirements. The total expense from continuing operations related to defined contribution plans was $13.8 million, $13.3 million and $12.2 million in 2018, 2017 and 2016, respectively.
Deferred Compensation Plan
A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued monthly on the deferred compensation balances based on the average ten-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain financial goals are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 28, 2018, the deferred compensation liability included in "Accrued expenses" and "Other liabilities" on the Consolidated Balance Sheet was $3.4 million and $42.0 million, respectively. At December 29, 2017, the deferred compensation liability included in "Accrued expenses" and "Other liabilities" on the Consolidated Balance Sheet was $3.8 million and $41.1 million, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concurrent with the implementation of the deferred compensation plan, the Company purchased variable, separate account life insurance policies on the plan participants with benefits accruing to Anixter. To provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan, fixed general account "increasing whole life" insurance policies were purchased on the lives of certain participants. Prior to 2006, the Company paid annual premiums on the above company-owned policies. The last premium was paid in 2005. Policy proceeds are payable to Anixter upon the insured participant’s death. At December 28, 2018 and December 29, 2017, the cash surrender value of $37.0 million and $38.3 million, respectively, was recorded under this program and reflected in "Other assets" on the Consolidated Balance Sheets.

NOTE 8.  STOCKHOLDERS' EQUITY
Preferred Stock
Anixter has the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which were outstanding at the end of fiscal 2018 and 2017.
Common Stock
Anixter has the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 33.9 million shares and 33.7 million shares were outstanding at the end of fiscal 2018 and 2017, respectively.
Share Repurchases
Anixter did not repurchase any shares during any of the periods presented in these Consolidated Financial Statements.
Stock-Based Compensation
During the second quarter of 2017, the Company's shareholders approved the 2017 Stock Incentive Plan consisting of 2.0 million shares of the Company's common stock. Prior approved stock incentive plans have been closed and will not be allowed to issue future stock grants. At December 28, 2018, there were approximately 1.7 million shares reserved for issuance under the 2017 incentive plan.
Restricted Stock Units and Performance Units
The grant-date value of the stock units is amortized and converted to outstanding shares of common stock on a one-for-one basis over a three, four or six-year vesting period from the date of grant based on the specific terms of the grant. Compensation expense, net of the reversal of costs associated with forfeitures, associated with the stock units was $15.7 million, $15.5 million and $13.7 million in 2018, 2017 and 2016, respectively.
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
Under the current stock incentive plan, the Company pays its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Currently, these units are granted quarterly and vest immediately. Therefore, the Company includes these units in its common stock outstanding on the date of vesting as the conditions for conversion are met. However, the actual issuance of shares related to all director units are deferred until a pre-arranged time selected by each director. Compensation expense associated with the director stock units was $2.4 million, $2.5 million and $2.3 million in 2018, 2017 and 2016, respectively.
The total fair value of stock units that vested was $14.8 million, $14.4 million and $12.0 million in 2018, 2017 and 2016, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity under the director and employee stock unit plans:

(units in thousands)	Director Stock Units (a)	Weighted Average Grant Date Fair Value (b)	Employee Stock Units (c)	Weighted Average Grant Date Fair Value (b)
Outstanding balance at January 1, 2016	307.8	$52.53	436.1	$81.56
Granted	33.3	56.34	491.5	39.93
Converted	—	—	(125.2)	80.58
Canceled	—	—	(75.0)	55.89
Outstanding balance at December 30, 2016	341.1	52.90	727.4	56.25
Granted	31.3	80.81	222.4	85.65
Converted	—	—	(155.4)	76.51
Canceled	—	—	(50.7)	59.25
Outstanding balance at December 29, 2017	372.4	55.25	743.7	60.61
Granted	34.5	70.92	237.9	74.98
Converted	(26.0)	60.95	(192.6)	64.15
Performance unit adjustments(d)	—	—	(12.6)	89.00
Canceled	—	—	(52.0)	70.80
Outstanding balance at December 28, 2018	380.9	$56.28	724.4	$63.16

(a)	All director units are considered convertible although each individual has elected to defer conversion until a pre-arranged time.

(b)	Director and employee stock units are granted at no cost to the participants.

(c)	All employee stock units outstanding are not vested at year end and are expected to vest.

(d)	Adjustments based on final evaluations for non-vested performance stock units.

The weighted-average remaining contractual term for outstanding employee units is 2.0 years.
The aggregate intrinsic value of units converted into stock represents the total pre-tax intrinsic value (calculated using Anixter's stock price on the date of conversion multiplied by the number of units converted) that was received by unit holders. The aggregate intrinsic value of units converted into stock for 2018, 2017 and 2016 was $16.1 million, $13.2 million and $5.4 million, respectively.
The aggregate intrinsic value of units outstanding represents the total pre-tax intrinsic value (calculated using Anixter's closing stock price on the last trading day of the fiscal year multiplied by the number of units outstanding) that will be received by the unit recipients upon vesting. The aggregate intrinsic value of units outstanding for 2018, 2017 and 2016 was $59.5 million, $84.8 million and $79.9 million, respectively.
The aggregate intrinsic value of units convertible represents the total pre-tax intrinsic value (calculated using Anixter's closing stock price on the last trading day of the fiscal year multiplied by the number of units convertible) that would have been received by the unit holders. The aggregate intrinsic value of units convertible for 2018, 2017 and 2016 was $20.5 million, $28.3 million and $27.6 million, respectively.
Stock Options
Options previously granted under these plans have been granted with exercise prices at the fair market value of the common stock on the date of grant. All options expire ten years after the date of grant. These options were granted with vesting periods of four years representing the requisite service period based on the specific terms of the grant. The Company generally issues new shares to satisfy stock option exercises as opposed to adjusting treasury shares. The fair value of stock option grants is amortized over the respective vesting period representing the requisite service period. The Company did not grant any stock options to employees during 2018, 2017 or 2016.
Compensation expense associated with the stock options in 2018, 2017 and 2016 was $0.8 million, $0.1 million and $0.5 million, respectively. There were no unvested stock options in 2018. The total fair value of stock options that vested was $0.5 million and $1.0 million in 2017 and 2016, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity under the employee option plans:

(options in thousands)	Employee Options	Weighted Average Exercise Price
Balance at January 1, 2016	533.0	$49.00
Exercised	(44.8)	52.55
Balance at December 30, 2016	488.2	48.68
Exercised	(88.7)	56.43
Balance at December 29, 2017	399.5	46.96
Exercised	(51.8)	29.64
Balance at December 28, 2018	347.7	$49.54
Options exercisable at year-end:
2016	468.4	$48.00
2017	399.5	$46.96
2018	347.7	$49.54
The weighted-average remaining contractual term for options exercisable and outstanding for 2018 was 3.0 years.
The aggregate intrinsic value of options exercised represents the total pre-tax intrinsic value (calculated as the difference between Anixter's stock price on the date of exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders. The aggregate intrinsic value of options exercised for 2018, 2017 and 2016 was $2.4 million, $2.2 million and $1.0 million, respectively.
The aggregate intrinsic value of options outstanding represents the total pre-tax intrinsic value (calculated as the difference between Anixter's closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options outstanding at the end of the fiscal year) that could be received by the option holders if such option holders exercised all options outstanding at fiscal year-end. The aggregate intrinsic value of options outstanding for 2018, 2017 and 2016 was $1.5 million, $11.6 million and $15.8 million, respectively.
The aggregate intrinsic value of options exercisable represents the total pre-tax intrinsic value (calculated as the difference between Anixter's closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options exercisable at the end of the fiscal year) that would have been received by the option holders had all option holders elected to exercise the options at fiscal year-end. The aggregate intrinsic value of options exercisable for 2018, 2017 and 2016 was $1.5 million, $11.6 million and $15.5 million, respectively.
Summary of Non-Vested Shares
The following table summarizes the changes to the non-vested shares:

(shares in thousands)	Non-vested Performance Shares (a)	Weighted-average Grant Date Fair Value
Balance at December 29, 2017	120.6	$42.17
Granted	43.7	78.33
Vested	—	—
Performance unit adjustments(b)	(12.6)	89.00
Canceled	(3.8)	86.80
Balance at December 28, 2018	147.9	$47.73

(a)	All non-vested stock performance units are expected to vest.

(b)	Adjustments based on final evaluations for non-vested performance stock units.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 28, 2018, there was $15.1 million of total unrecognized compensation cost related to non-vested stock units which is expected to be recognized over a weighted-average period of 1.5 years. As of December 28, 2018, all compensation cost related to options granted to employees has been fully recognized.

NOTE 9. BUSINESS SEGMENTS
Anixter is a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable solutions and utility power solutions. The Company has identified Network & Security Solutions ("NSS"), Electrical & Electronic Solutions ("EES") and Utility Power Solutions ("UPS") as reportable segments.
Corporate expenses are incurred to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which were rebilled to subsidiaries. The Company also has various corporate assets which are reported in corporate. Segment assets may not include jointly used assets, but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant. No customer accounted for more than 2% of sales in 2018.
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
Segment Financial Information
Segment information for 2018, 2017 and 2016 are as follows:

(In millions)
2018	NSS	EES	UPS	Corporate (a)	Total
Net sales	$4,347.0	$2,342.7	$1,710.5	$—	$8,400.2
Operating income (losses)	272.2	132.3	75.4	(170.2)	309.7
Depreciation	3.8	2.4	3.6	21.9	31.7
Amortization of intangible assets	17.0	7.0	13.3	—	37.3
Total assets	2,319.3	1,097.4	905.5	330.9	4,653.1
Capital expenditures	8.7	2.0	6.7	25.0	42.4

2017	NSS	EES	UPS	Corporate (a)	Total
Net sales	$4,114.4	$2,225.5	$1,587.5	$—	$7,927.4
Operating income (losses)	262.6	114.3	73.1	(137.1)	312.9
Depreciation	3.1	2.4	3.9	18.8	28.2
Amortization of intangible assets	14.4	8.4	13.3	—	36.1
Total assets	1,947.1	1,068.3	871.4	365.4	4,252.2
Capital expenditures	3.7	1.9	1.7	33.8	41.1

2016	NSS	EES	UPS	Corporate (a)	Total
Net sales	$4,083.8	$2,103.2	$1,435.8	$—	$7,622.8
Operating income (losses)	275.8	97.5	56.7	(134.5)	295.5
Depreciation	3.2	2.7	4.2	17.8	27.9
Amortization of intangible assets	14.1	8.5	15.0	—	37.6
Total assets	1,974.0	983.6	821.9	313.9	4,093.4
Capital expenditures	3.4	2.9	2.5	23.8	32.6

(a)	Corporate "Total assets" primarily consists of cash and cash equivalents, deferred tax assets, and corporate fixed assets.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The items impacting operating expense and operating income by segment in 2018, 2017 and 2016 are reflected in the tables below. All other items impacted consolidated results only and were not allocated to segments.

	Year Ended December 28, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(17.0)	$(7.0)	$(13.3)	$—	$(37.3)
Restructuring charge	(2.1)	(1.3)	(0.7)	(5.3)	(9.4)
Acquisition and integration costs	(2.6)	—	—	(0.3)	(2.9)
CEO retirement agreement expense	—	—	—	(2.6)	(2.6)
U.K. facility relocation costs	(0.2)	(0.8)	—	—	(1.0)
Total of items impacting operating expense and operating income	$(21.9)	$(9.1)	$(14.0)	$(8.2)	$(53.2)

	Year Ended December 29, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(14.4)	$(8.4)	$(13.3)	$—	$(36.1)
Restructuring charge	—	0.5	(0.1)	(0.4)	—
Acquisition and integration costs	—	—	—	(2.3)	(2.3)
Impairment of intangible assets	(5.7)	—	—	—	(5.7)
Total of items impacting operating expense and operating income	$(20.1)	$(7.9)	$(13.4)	$(2.7)	$(44.1)

	Year Ended December 30, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(14.1)	$(8.5)	$(15.0)	$—	$(37.6)
Restructuring charge	(1.7)	(1.3)	(2.1)	(0.3)	(5.4)
Acquisition and integration costs	—	—	(0.3)	(4.8)	(5.1)
UK pension settlement	—	—	—	(9.6)	(9.6)
Latin America bad debt provision	(3.9)	(3.7)	—	—	(7.6)
Total of items impacting operating expense and operating income	$(19.7)	$(13.5)	$(17.4)	$(14.7)	$(65.3)

Geographic Information
The Company attributes foreign sales based on the location of the customer purchasing the product. In North America (U.S. and Canada), sales in the U.S. were $6,004.7 million, $5,771.5 million and $5,613.6 million in 2018, 2017 and 2016, respectively. Canadian sales were $837.4 million, $772.5 million and $771.0 million in 2018, 2017 and 2016 respectively. No other individual foreign country’s net sales within EMEA (Europe, Middle East and Africa) or the Emerging Markets (Asia Pacific and Latin America) were material in 2018, 2017 and 2016. The Company's tangible long-lived assets primarily consist of $139.0 million of property and equipment in the U.S. No other individual foreign country’s tangible long-lived assets are material.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes net sales by geographic areas for the years ended December 28, 2018, December 29, 2017 and December 30, 2016:

	Years Ended
(In millions)	December 28, 2018		December 29, 2017		December 30, 2016
Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
North America	$6,842.1	81.5%	$6,544.0	82.5%	$6,384.6	83.8%
EMEA	660.3	7.8%	626.3	7.9%	570.1	7.4%
Emerging Markets	897.8	10.7%	757.1	9.6%	668.1	8.8%
Net sales	$8,400.2	100.0%	$7,927.4	100.0%	$7,622.8	100.0%

The following table summarizes total assets and net property and equipment by geographic areas for the years ended December 28, 2018 and December 29, 2017:

(In millions)	December 28, 2018	December 29, 2017
Total assets
North America	$3,709.4	$3,468.3
EMEA	302.2	249.5
Emerging Markets	641.5	534.4
Total assets	$4,653.1	$4,252.2

(In millions)	December 28, 2018	December 29, 2017
Net property and equipment
North America	$144.2	$140.5
EMEA	9.7	7.2
Emerging Markets	9.4	6.6
Net property and equipment	$163.3	$154.3

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to the Company's reporting units from December 30, 2016 to December 28, 2018:

(In millions)	NSS	EES	UPS	Total
Balance as of December 30, 2016	$405.0	$181.0	$178.6	$764.6
Foreign currency translation	3.8	0.7	9.0	13.5
Balance as of December 29, 2017	$408.8	$181.7	$187.6	$778.1
Acquisition related (a)	73.2	—	—	73.2
Foreign currency translation	(9.3)	(0.8)	(9.2)	(19.3)
Balance as of December 28, 2018	$472.7	$180.9	$178.4	$832.0
(a) In the second quarter of 2018, the Company completed the acquisition of security businesses in Australia and New Zealand for $150.1 million, including a preliminary net working capital adjustment of $4.6 million. The transaction was financed primarily from borrowings under the revolving lines of credit. The purchase price was preliminarily allocated to $32.6 million of working capital and $60.6 million of intangible assets. Acquisition costs were $2.6 million. The year ended 2018 results include approximately $71.9 million of sales from the acquired entities. The purchase price allocation is pending finalization, and is expected to be completed in early 2019.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
Anixter International Inc. guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc., its 100% owned primary operating subsidiary. Anixter International Inc. has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	December 28, 2018	December 29, 2017
Assets:
Current assets	$3,171.6	$2,833.5
Property, equipment and capital leases, net	169.1	161.3
Goodwill	832.0	778.1
Intangible assets, net	392.9	378.8
Other assets	92.9	107.2
	$4,658.5	$4,258.9
Liabilities and Stockholder's Equity:
Current liabilities	$1,630.3	$1,351.9
Long-term debt	1,260.7	1,257.7
Other liabilities	199.6	192.9
Stockholder’s equity	1,567.9	1,456.4
	$4,658.5	$4,258.9
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Twelve Months Ended
(In millions)	December 28, 2018	December 29, 2017	December 30, 2016
Net sales	$8,400.2	$7,927.4	$7,622.8
Operating income	$316.4	$319.4	$301.8
Income from continuing operations before income taxes	$229.1	$243.2	$202.6
Net loss from discontinued operations	$—	$—	$(0.6)
Net income	$160.9	$112.6	$123.8
Comprehensive income	$101.8	$153.2	$103.4

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited interim results of operations for each quarter in the years ended December 28, 2018 and December 29, 2017. As of February 13, 2019, Anixter had 1,708 shareholders of record.

(In millions, except per share amounts)
Year ended December 28, 2018	First Quarter(a)	Second Quarter(b)	Third Quarter(c)	Fourth Quarter(d)
Net sales	$1,964.2	$2,137.9	$2,179.0	$2,119.1
Cost of goods sold	1,579.4	1,718.8	1,754.9	1,689.1
Operating income	61.6	71.3	89.5	87.3
Income before income taxes	45.7	49.0	68.6	59.9
Net income	$32.1	$34.8	$47.6	$41.8
Income per share:
Basic	$0.95	$1.03	$1.41	$1.23
Diluted	$0.94	$1.02	$1.40	$1.22

(a)
In the first quarter of 2018, "Operating income" includes $9.3 million of intangible asset amortization, $0.3 million of acquisition and integration costs and $0.2 million of U.K. facility relocation costs.

(b)
In the second quarter of 2018, "Operating income" includes $9.7 million of intangible asset amortization, a restructuring charge of $9.2 million, $2.3 million of acquisition and integration costs, $2.6 million of CEO retirement agreement expense and $0.4 million of U.K. facility relocation costs.

(c)
In the third quarter of 2018, "Operating income" includes $9.6 million of intangible asset amortization, a restructuring charge of $0.2 million, $0.3 million of acquisition and integration costs and $0.2 million of U.K. facility relocation costs.

(d)
In the fourth quarter of 2018, "Operating income" includes $8.7 million of intangible asset amortization and $0.2 million of U.K. facility relocation costs. "Income before income taxes" includes a $4.6 million loss on extinguishment of debt.

(In millions, except per share amounts)
Year ended December 29, 2017	First Quarter(a)	Second Quarter(b)	Third Quarter(c)	Fourth Quarter(d)
Net sales	$1,895.8	$2,001.4	$2,016.4	$2,013.8
Cost of goods sold	1,516.1	1,605.7	1,619.2	1,615.4
Operating income	68.9	82.6	80.8	80.6
Income before income taxes	49.9	63.8	62.4	61.5
Net income	$30.9	$40.1	$37.6	$0.4
Income per share:
Basic	$0.92	$1.19	$1.12	$0.01
Diluted	$0.91	$1.18	$1.11	$0.01

(a)	In the first quarter of 2017, "Operating income" includes $9.0 million of intangible asset amortization.

(b)	In the second quarter of 2017, "Operating income" includes $9.0 million of intangible asset amortization.

(c)	In the third quarter of 2017, "Operating income" includes $9.1 million of intangible asset amortization and $0.8 million of acquisition and integration costs.

(d)
In the fourth quarter of 2017, "Operating income" includes $9.0 million of intangible asset amortization, $1.5 million of acquisition and integration costs and an intangible asset impairment charge of $5.7 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.  CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 28, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2018.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and the Board of Directors of Anixter International Inc.

Opinion on Internal Control over Financial Reporting
We have audited Anixter International Inc.’s internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Anixter International Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company, and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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
February 21, 2019

ITEM 9B.  OTHER INFORMATION.
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
See Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders — "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance." Our Global Business Ethics and Conduct Policy and changes or waivers, if any, related thereto are located on our website at http://www.anixter.com/ethics.
Information regarding executive officers is included as a supplemental item at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
See Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders — "Report of the Compensation Committee," "Compensation Discussion and Analysis," "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
See Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders — "Security Ownership of Management," "Security Ownership of Principal Stockholders" and "Equity Compensation Plan Information."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
See Registrant’s Proxy Statement for the 2019 Annual Meeting of the Stockholders — "Certain Relationships and Related Transactions" and "Corporate Governance."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
See Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders — "Independent Registered Public Accounting Firm and their Fees."

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

(2) Financial Statement Schedules.
The following financial statement schedules of Anixter International Inc. are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.:

Page
I. Condensed financial information of registrant	85
II. Valuation and qualifying accounts and reserves	89
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

4.7
Registration Rights Agreement by and among Anixter International Inc., Anixter Inc., and Wells Fargo Securities, LLC, dated August 18, 2015. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed August 28, 2015, Exhibit 4.2).

4.8
Indenture, dated as of November 13, 2018, by an among Anixter Inc., Anixter International Inc. and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed November 13, 2018, Exhibit 4.1).

4.9
Registration Rights Agreement, dated as of November 13, 2018, by an among Anixter Inc., Anixter International Inc. and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, related to the 6.00% Senior Notes due 2025. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed November 13, 2018, Exhibit 4.2).

4.10
Third Supplemental Indenture, dated as of November 12, 2018, by an among., Anixter International inc. and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed November 13, 2018, Exhibit 4.3).

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

Exhibit No.	Description of Exhibit
10.16*	(a) Anixter International Inc. 2010 Stock Incentive Plan. (Incorporated by reference to pages A-1 through A-3 of the Company’s Proxy Statement filed on April 8, 2010).

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

Exhibit No.	Description of Exhibit

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

10.28*	Anixter International Inc. 2014 Management Incentive Plan. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on May 29, 2014, Exhibit 10.1).

10.29*	Anixter International Inc. Change in Control Severance Agreement. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on September 10, 2014, Exhibit 10.3).

Exhibit No.	Description of Exhibit
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

10.37	Form of Anixter International Inc. Performance Unit Grant Agreement. (Incorporated by reference from Anixter International Inc. Current Report on Form 10-Q filed on April 26, 2016, Exhibit 10.1)

Exhibit No.	Description of Exhibit
10.38*	Anixter International Inc. 2017 Stock Incentive Plan. (Incorporated by reference to pages A-1 through A-11 of the Company's Proxy Statement filed on April 20, 2017).

10.39
Retirement Agreement between Anixter Inc. and Robert J. Eck (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2018, Exhibit 10.1).

10.40
Consulting Agreement between Anixter Inc. and William A Standish (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2018, Exhibit 10.2).

10.41
Purchase Agreement, dated October 29, 2018, by an between Anixter Inc., and Anixter International Inc., as guarantor, and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed October 30, 2018, Exhibit 10.1).

10.42
Second Amendment to Receivables Facility Credit Agreement, dated October 29, 2018, by and between Anixter Inc., and Anixter Receivables Corporation, the financial institutions party thereto, as lenders, and JPMorgan Chase Bank. N.A., as administrative agent. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed October 30, 2018, Exhibit 10.2).

10.43
Second Amendment to the Credit Agreement (Receivables Facility), dated October 29, 2018, by and between Anixter Inc., Anixter International Inc., certain wholly-owned subsidiaries names as loan parties therein, the financial institutions party thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed October 30, 2018, Exhibit 10.3).

10.44
Third Amendment to Receivables Facility Credit Agreement, dated November 16, 2018, by and among Anixter Inc., Anixter Receivables Corporation, the financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed November 20, 2018, Exhibit 10.1).

10.45
Third Amendment to Inventory Facility Credit Agreement, dated November 16, 2018, by and among Anixter Inc., Anixter International Inc., certain wholly-owned subsidiaries named as loan parties therein, the financial institutions party thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed November 20, 2018, Exhibit 10.2).

10.46*	First Amendment to the Anixter Inc. Amended and Restated Supplemental Executive Retirement Plan with Robert W. Grubbs and Dennis J. Letham, dated December 18, 2018.

10.47*	Second Amendment to the Anixter Inc. Amended and Restated Excess Benefit Plan, dated December 18, 2018.

10.48*	Second Amendment to the Anixter Inc. Amended and Restated Deferred Compensation Plan, dated December 18, 2018.

(21) Subsidiaries of the Registrant.

21.1	List of Subsidiaries of the Registrant.

(23) Consents of experts and counsel.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description of Exhibit

(24) Power of attorney.

24.1
Power of Attorney executed by Lord James Blyth, Frederic F. Brace, Linda Walker Bynoe, Robert J. Eck, F. Philip Handy, Melvyn N. Klein, Jamie Henikoff Moffitt, George Muñoz, Scott R. Peppet, Stuart M. Sloan, Valarie L. Sheppard and Samuel Zell.

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
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016, (ii) the Consolidated Balance Sheets at December 28, 2018 and December 29, 2017, (iii) the Consolidated Statements of Cash Flows for fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016, (iv) the Consolidated Statements of Stockholders’ Equity for fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016, and (v) Notes to Consolidated Financial Statements for fiscal year ended December 28, 2018.
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
References made to Anixter International Inc. and Itel Corporation filings can be found at Commission File Number 001-10212.

ANIXTER INTERNATIONAL INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
(In millions)	December 28, 2018	December 29, 2017	December 30, 2016
Operating loss	$(5.4)	$(5.2)	$(5.0)
Other income:
Interest income, including intercompany	8.3	6.8	5.7
Income before income taxes and equity in earnings of subsidiaries	2.9	1.6	0.7
Income tax expense	0.7	0.6	0.2
Income before equity in earnings of subsidiaries	2.2	1.0	0.5
Equity in earnings of subsidiaries	154.1	108.0	120.0
Net income	$156.3	$109.0	$120.5
Comprehensive income	$97.2	$149.6	$100.1
See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

BALANCE SHEETS

(In millions)	December 28, 2018	December 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$0.2	$0.2
Other assets	0.1	0.1
Total current assets	0.3	0.3
Other assets (primarily investment in and advances to subsidiaries)	1,571.9	1,460.7
	$1,572.2	$1,461.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses, due currently	$0.2	$0.3
Other non-current liabilities	1.6	1.7
Total liabilities	1.8	2.0
Stockholders’ equity:
Common stock	33.9	33.7
Capital surplus	292.7	278.7
Retained earnings	1,513.2	1,356.9
Accumulated other comprehensive loss	(269.4)	(210.3)
Total stockholders’ equity	1,570.4	1,459.0
	$1,572.2	$1,461.0
See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS

	Years Ended
	December 28, 2018	December 29, 2017	December 30, 2016
(In millions)
Operating activities:
Net income	$156.3	$109.0	$120.5
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(154.1)	(108.0)	(120.0)
Dividend from subsidiary	8.0	3.7	4.8
Stock-based compensation	2.4	2.5	2.3
Income tax expense	0.7	0.6	0.2
Intercompany transactions	(14.7)	(13.2)	(9.3)
Changes in assets and liabilities, net	(0.1)	(0.1)	0.5
Net cash used in operating activities	(1.5)	(5.5)	(1.0)
Investing activities:	—	—	—
Financing activities:
Proceeds from stock options exercised	1.5	5.0	2.4
Loans from (to) subsidiaries, net	—	0.7	(0.7)
Other, net	—	(0.2)	(0.6)
Net cash provided by financing activities	1.5	5.5	1.1
Increase in cash and cash equivalents	—	—	0.1
Cash and cash equivalents at beginning of period	0.2	0.2	0.1
Cash and cash equivalents at end of period	$0.2	$0.2	$0.2
See accompanying note to the condensed financial information of registrant.

Note A — Basis of Presentation
In the parent company condensed financial statements, our investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Our share of net income of our unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company financial statements should be read in conjunction with our Consolidated Financial Statements. See Note 4. "Debt" in the notes to the Consolidated Financial Statements for details on dividend restrictions from Anixter Inc. to the parent company.

ANIXTER INTERNATIONAL INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 28, 2018, December 29, 2017 and December 30, 2016

(In millions)	Balance at beginning of the period	Charged to income	Charged to other accounts	Deductions	Balance at end of the period
Description
Year ended December 28, 2018:
Allowance for doubtful accounts	$43.8	$8.5	$(9.0)	$(3.4)	$39.9
Allowance for deferred tax asset	$79.9	$(0.6)	$(0.2)	$—	$79.1
Year ended December 29, 2017:
Allowance for doubtful accounts	$43.6	$10.0	$(1.3)	$(8.5)	$43.8
Allowance for deferred tax asset	$20.7	$60.7	$(1.5)	$—	$79.9
Year ended December 30, 2016:
Allowance for doubtful accounts	$37.5	$20.1	$(3.8)	$(10.2)	$43.6
Allowance for deferred tax asset	$24.0	$1.6	$(4.9)	$—	$20.7

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glenview, State of Illinois, on February 21, 2019.

ANIXTER INTERNATIONAL INC.
By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President-Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William A. Galvin	President and Chief Executive Officer (Principal Executive Officer)	February 21, 2019
William A. Galvin

/s/ Theodore A. Dosch	Executive Vice President — Finance (Principal Financial Officer)	February 21, 2019
Theodore A. Dosch

/s/ Ilaria Mocciaro	Senior Vice President — Controller (Principal Accounting Officer)	February 21, 2019
Ilaria Mocciaro

/s/ Lord James Blyth*	Director	February 21, 2019
Lord James Blyth

/s/ Frederic F. Brace*	Director	February 21, 2019
Frederic F. Brace

/s/ Linda Walker Bynoe*	Director	February 21, 2019
Linda Walker Bynoe

/s/ Robert J. Eck*	Director	February 21, 2019
Robert J. Eck

/s/ F. Philip Handy*	Director	February 21, 2019
F. Philip Handy

/s/ Melvyn N. Klein*	Director	February 21, 2019
Melvyn N. Klein

/s/ Jamie Henikoff Moffitt*	Director	February 21, 2019
Jamie Henikoff Moffitt

/s/ George Muñoz*	Director	February 21, 2019
George Muñoz

/s/ Scott R. Peppet*	Director	February 21, 2019
Scott R. Peppet

/s/ Valarie L. Sheppard*	Director	February 21, 2019
Valarie L. Sheppard

/s/ Stuart M. Sloan*	Director	February 21, 2019
Stuart M. Sloan

/s/ Samuel Zell*	Director	February 21, 2019
Samuel Zell

*By	/s/ Theodore A. Dosch
Theodore A. Dosch (Attorney in fact) Theodore A. Dosch, as attorney in fact for each person indicated