Form 10-Q
period 2019-03-29
ANIXTER INTERNATIONAL INC
filed 2019-04-23
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
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
Yes  ☐ No  ☒
At April 15, 2019, 33,678,825 shares of registrant’s Common Stock, $1 par value, were outstanding.

This report may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “intends”, “anticipates”, “contemplates”, “estimates”, “plans”, “projects”, “should”, “may”, “will” or the negative thereof or other variations thereon or comparable terminology indicating our expectations or beliefs concerning future events. We caution that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially from expected results included in these statements. These factors include but are not limited to general economic conditions, the level of customer demand particularly for capital projects in the markets we serve, changes in supplier or customer relationships, risks associated with nonconforming products and services, political, economic or currency risks related to non-U.S. operations, new or changed competitors, risks associated with inventory and accounts receivable, copper and commodity price fluctuations, risks associated with substantial debt and restrictions contained in financial and operating covenants in our debt agreements, capital project volumes, risks associated with pension expense and funding, compliance with laws and regulations, the impact of investigative and legal proceedings and legal compliance risks, information security risks, disruption or failure of information systems, disruptions to logistics capability or supply chain, the impact and the uncertainty concerning the timing and terms of the withdrawal by the United Kingdom from the European Union, unanticipated changes in our tax provision and tax liabilities related to the enactment of the Tax Cuts and Jobs Act, and risks associated with the integration of acquired companies including, but not limited to, the risk that the acquisitions may not provide us with the synergies or other benefits that were anticipated.

i

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 29, 2019	March 30, 2018
(In millions, except per share amounts)
Net sales	$2,108.5	$1,964.2
Cost of goods sold	1,689.6	1,579.4
Gross profit	418.9	384.8
Operating expenses	344.3	323.2
Operating income	74.6	61.6
Other expense:
Interest expense	(20.4)	(18.2)
Other, net	1.8	2.3
Income before income taxes	56.0	45.7
Income tax expense	16.9	13.6
Net income	$39.1	$32.1
Income per share:
Basic	$1.15	$0.95
Diluted	$1.14	$0.94

Basic weighted-average common shares outstanding	33.9	33.7
Effect of dilutive securities:
Stock options and units	0.3	0.4
Diluted weighted-average common shares outstanding	34.2	34.1

Net income	$39.1	$32.1
Other comprehensive income (loss):
Foreign currency translation	6.9	(3.5)
Changes in unrealized pension cost, net of tax	0.2	0.5
Other comprehensive income (loss)	7.1	(3.0)
Comprehensive income	$46.2	$29.1

See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 29, 2019	December 28, 2018
(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$77.0	$81.0
Accounts receivable, net	1,593.7	1,600.0
Inventories	1,443.8	1,440.4
Other current assets	43.6	50.6
Total current assets	3,158.1	3,172.0
Property and equipment, at cost	404.2	398.4
Accumulated depreciation	(242.5)	(235.1)
Property and equipment, net	161.7	163.3
Operating leases	234.2	—
Goodwill	834.9	832.0
Intangible assets, net	385.3	392.9
Other assets	95.5	92.9
Total assets	$4,869.7	$4,653.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,164.0	$1,320.0
Accrued expenses	278.9	309.0
Current operating lease obligations	58.7	—
Total current liabilities	1,501.6	1,629.0
Long-term debt	1,368.3	1,252.7
Operating lease obligations	181.4	—
Other liabilities	197.7	201.0
Total liabilities	3,249.0	3,082.7
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 34,071,813 and 33,826,704 shares issued and outstanding at March 29, 2019 and December 28, 2018, respectively	34.1	33.9
Capital surplus	296.6	292.7
Retained earnings	1,560.0	1,513.2
Accumulated other comprehensive loss:
Foreign currency translation	(161.7)	(168.6)
Unrecognized pension liability, net	(108.3)	(100.8)
Total accumulated other comprehensive loss	(270.0)	(269.4)
Total stockholders’ equity	1,620.7	1,570.4
Total liabilities and stockholders’ equity	$4,869.7	$4,653.1
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 29, 2019	March 30, 2018
(In millions)
Operating activities:
Net income	$39.1	$32.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	9.3	7.4
Amortization of intangible assets	8.8	9.3
Stock-based compensation	4.1	4.6
Deferred income taxes	0.1	0.4
Pension plan contributions	(2.1)	(2.3)
Pension plan expenses	1.4	1.2
Changes in current assets and liabilities, net	(175.8)	(124.9)
Other, net	0.9	1.0
Net cash used in operating activities	(114.2)	(71.2)
Investing activities:
Capital expenditures, net	(5.9)	(10.9)
Other	—	4.1
Net cash used in investing activities	(5.9)	(6.8)
Financing activities:
Proceeds from borrowings	1,241.5	531.3
Repayments of borrowings	(1,127.4)	(493.0)
Proceeds from stock options exercised	1.0	0.8
Other, net	(0.2)	—
Net cash provided by financing activities	114.9	39.1
Decrease in cash and cash equivalents	(5.2)	(38.9)
Effect of exchange rate changes on cash balances	1.2	1.6
Cash and cash equivalents at beginning of period	81.0	116.0
Cash and cash equivalents at end of period	$77.0	$78.7
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 29, 2019
	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
(In millions)
Balance at December 28, 2018	33.9	$33.9	$292.7	$1,513.2	$(269.4)	$1,570.4
Net income	—	—	—	39.1	—	39.1
Other comprehensive income:
Foreign currency translation	—	—	—	—	6.9	6.9
Changes in unrealized pension cost, net of tax	—	—	—	—	0.2	0.2
Reclassification of tax effects (a)	—	—	—	7.7	(7.7)	—
Stock-based compensation	—	—	4.1	—	—	4.1
Issuance of common stock and related taxes	0.2	0.2	(0.2)	—	—	—
Balance at March 29, 2019	34.1	$34.1	$296.6	$1,560.0	$(270.0)	$1,620.7

(a)
The Company reclassified $7.7 million of tax benefits from "Accumulated other comprehensive loss" to "Retained earnings" for the tax effects resulting from the December 22, 2017 enactment of the Tax Cuts and Jobs Act in accordance with the adoption of Accounting Standards Update 2018-02, "Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" in the first quarter of 2019.

	Three Months Ended March 30, 2018
	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
(In millions)
Balance at December 29, 2017	33.7	$33.7	$278.7	$1,356.9	$(210.3)	$1,459.0
Net income	—	—	—	32.1	—	32.1
Other comprehensive (loss) income:
Foreign currency translation	—	—	—	—	(3.5)	(3.5)
Changes in unrealized pension cost, net of tax	—	—	—	—	0.5	0.5
Stock-based compensation	—	—	4.6	—	—	4.6
Issuance of common stock and related taxes	0.1	0.1	(0.9)	—	—	(0.8)
Balance at March 30, 2018	33.8	$33.8	$282.4	$1,389.0	$(213.3)	$1,491.9
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
These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Anixter's Annual Report on Form 10-K for the year ended December 28, 2018 ("2018 Form 10-K"). The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the Condensed Consolidated Financial Statements for the periods shown.
The Company maintains its financial records on the basis of a fiscal year ending on the Friday nearest December 31, with the fiscal quarters spanning thirteen weeks, with the first quarter ending on the Friday of the first thirteen-week period. The first quarter of fiscal year 2019 ended on March 29, 2019, and the first quarter of fiscal year 2018 ended on March 30, 2018.
Recently issued and adopted accounting pronouncements: In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional transition method to use the effective date of ASU 2016-02 as the date of initial application of transition and not restate comparative periods. The Company adopted the standard in the first quarter of 2019 using this optional transition method. The Company elected the package of practical expedients, which allows it to carry forward historical lease classification, the practical expedient to not separate non-lease components from lease components, and the short-term lease accounting policy election as defined in ASU 2016-02. The Company implemented internal controls and a lease accounting information system to enable the preparation of financial information on adoption. The standard had a material impact on the Company's Condensed Consolidated Balance Sheets, but did not have an impact on the Condensed Consolidated Statements of Comprehensive Income. The most significant impact was the recognition of right-of-use assets of $244.1 million and lease liabilities of $249.6 million for operating leases, while accounting for finance leases remained substantially unchanged.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the December 22, 2017 enactment of the Tax Cuts and Jobs Act (the "Act") that are stranded in accumulated other comprehensive income. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this standard effective the first quarter of fiscal year 2019 and elected to reclassify $7.7 million of tax benefits from "Accumulated other comprehensive loss" to "Retained earnings" within its Condensed Consolidated Financial Statements.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which will expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this standard effective the first quarter of fiscal year 2019. The result of this adoption did not have a material impact on the Condensed Consolidated Financial Statements.

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
At December 28, 2018, $17.2 million of deferred revenue related to outstanding contracts was reported in "Accrued expenses" in the Company's Consolidated Balance Sheet. This balance primarily represents prepayments from customers. During the three months ended March 29, 2019, $6.9 million of this deferred revenue was recognized. At March 29, 2019, deferred revenue was $21.3 million. The Company expects to recognize this balance as revenue within the next twelve months.
Other, net: The following represents the components of "Other, net" as reflected in the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended
(In millions)	March 29, 2019	March 30, 2018
Other, net:
Foreign exchange (loss) gain	$(0.5)	$0.2
Cash surrender value of life insurance policies	1.7	(0.6)
Net periodic pension benefit	0.8	1.6
Other	(0.2)	1.1
Total other, net	$1.8	$2.3

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At March 29, 2019 and December 28, 2018, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At March 29, 2019 and December 28, 2018, the gross notional amount of the foreign currency forward contracts outstanding was approximately $101.7 million and $96.3 million, respectively. At March 29, 2019 and December 28, 2018, the net notional amount of the foreign currency forward contracts outstanding was approximately $100.9 million and $75.7 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to derivative instruments are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of derivative assets and liabilities are immaterial.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of the Company's company owned life insurance policies associated with the sponsored deferred compensation program.
Leases: At contract inception, the Company determines if an arrangement is a lease. Operating leases are included in "Operating leases", "Current operating lease obligations" and "Operating lease obligations" on the Condensed Consolidated Balance Sheets. Finance leases are included in "Property and equipment, net", "Accrued expenses" and "Long-term debt" on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases was immaterial as of March 29, 2019, and December 28, 2018. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components and has elected to account for the lease and non-lease components as a single lease component.
Operating lease assets and liabilities are recognized at the commencement date, based on the present value of the future minimum lease payments over the lease term. A certain number of these leases contain rent escalation clauses either fixed or adjusted periodically for inflation or market rates that are factored into the Company's determination of lease payments. Anixter also has variable lease payments that do not depend on a rate or index, primarily for items such as common area maintenance and real estate taxes, which are recorded as variable cost when incurred. The operating lease asset includes advance payments and excludes incentives and initial direct costs incurred. As most of Anixter’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to discount payments to the present value. Most operating leases contain renewal options, some of which also include options to early terminate the leases. The exercise of these options is at the Company's discretion. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2.  RESTRUCTURING CHARGES
The Company considers restructuring activities to be programs whereby Anixter fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. The following table summarizes activity related to liabilities associated with restructuring activities:

	Restructuring Activity
	Q2 2018 Plan
(In millions)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Total
Balance at December 28, 2018	$6.7	$0.2	$6.9
Payments and other	(1.1)	—	(1.1)
Balance at March 29, 2019	$5.6	$0.2	$5.8

(a)	Employee-related costs primarily consist of severance benefits provided to employees who have been involuntarily terminated.

(b)	Facility exit and other costs primarily consist of lease termination costs.
Q2 2018 Restructuring Plan
In the second quarter of 2018, the Company recorded a pre-tax charge of $2.1 million, $1.3 million and $1.1 million in its Network & Security Solutions ("NSS"), Electrical & Electronic Solutions ("EES") and Utility Power Solutions ("UPS") segments, respectively, and an additional $5.4 million at its corporate headquarters, primarily for severance-related expenses associated with a reduction of approximately 260 positions. In the third quarter of 2018, the Company recorded an additional $0.2 million charge at its corporate headquarters. The $10.1 million charge related to the second quarter 2018 plan primarily reflects actions related to facilities consolidation, systems integration and back office functions. This charge was included in "Operating expenses" in the Company's Condensed Consolidated Statements of Comprehensive Income for fiscal year 2018. The majority of the remaining charge included in accrued expenses of $5.8 million as of March 29, 2019 is expected to be paid by the fourth quarter of 2019.

NOTE 3. LEASES
The Company adopted ASU 2016-02, Leases, as of December 29, 2018, using the modified retrospective approach. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below.
Substantially all of Anixter's office and warehouse facilities are leased under operating leases. The Company also leases certain equipment and vehicles primarily as operating leases. Lease costs are included within "Operating expenses" in the Company's Condensed Consolidated Statements of Comprehensive Income. During the three months ended March 29, 2019, these costs were as follows:

Three Months Ended
(In millions)	March 29, 2019
Lease cost
Operating lease cost	$20.1
Variable lease cost	6.3
Short-term lease cost	0.3
Total lease cost	$26.7

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average remaining lease term and weighted-average discount rate under operating leases at March 29, 2019 were:

March 29, 2019
Lease term and discount rate
Weighted-average remaining lease term	6.0 years
Weighted-average discount rate (a)	6.3%

(a)	Upon adoption of ASU 2016-02, the discount rate used for existing leases was established as of December 29, 2018.
Maturities of operating lease liabilities at March 29, 2019 were as follows:

(In millions)
2019 (excluding the three months ended March 29, 2019)	$54.1
2020	60.0
2021	43.9
2022	38.2
2023	26.7
2024 and thereafter	68.5
Total lease payments	$291.4
Less imputed interest	51.3
Present value of lease liabilities	$240.1

Operating lease payments include $18.0 million related to options to extend lease terms that are reasonably certain of being exercised. As of March 29, 2019, the Company has additional leases, primarily for facilities, that have not yet commenced of $25.7 million. These operating leases will commence in fiscal year 2019 with lease terms of seven to fifteen years. Anixter subleases certain real estate to third parties. During the three months ended March 29, 2019, the Company recognized income of $0.2 million which was included within "Operating expenses" in the Company's Condensed Consolidated Statements of Comprehensive Income. Aggregate future minimum rentals to be received under non-cancelable subleases at March 29, 2019 were $4.5 million.
During the three months ended March 29, 2019, leased assets obtained in exchange for operating lease obligations were $258.3 million. The operating cash outflow for amounts included in the measurement of operating lease obligations was $19.4 million.

NOTE 4. DEBT
Debt is summarized below:

(In millions)	March 29, 2019	December 28, 2018
Long-term debt:
6.00% Senior notes due 2025	$247.0	$246.9
5.50% Senior notes due 2023	347.5	347.4
5.125% Senior notes due 2021	397.6	397.4
Revolving lines of credit	368.2	260.0
Finance lease obligations	2.1	0.9
Other	11.5	6.1
Unamortized deferred financing costs	(5.6)	(6.0)
Total long-term debt	$1,368.3	$1,252.7

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 29, 2019, the Company's total carrying value and estimated fair value of debt outstanding was $1,368.3 million and $1,416.4 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at December 28, 2018 of $1,252.7 million and $1,261.7 million, respectively. The increase in the carrying value and estimated fair value is primarily due to higher outstanding borrowings under Anixter's revolving lines of credit.

NOTE 5.  LEGAL CONTINGENCIES
From time to time, Anixter is party to legal proceedings and matters that arise in the ordinary course of business. As of March 29, 2019, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 6.  INCOME TAXES
The Company's effective tax rate for the first quarter of 2019 was 30.3% compared to 29.7% in the prior year period. The increase in the effective tax rate was due primarily to the change in the country mix of earnings.
The December 22, 2017 Tax Cuts and Jobs Act subjects U.S. shareholders to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company recognizes the tax on GILTI as a period expense in the period the tax is incurred. Under this policy, the Company has not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period.
Anixter considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, Anixter may be subject to withholding taxes payable to the various foreign countries.

NOTE 7.  PENSION PLANS
The Company's defined benefit pension plans are the plans in the U.S., which consist of the Anixter Inc. Pension Plan, the Executive Benefit Plan and the Supplemental Executive Retirement Plan ("SERP") (together the "Domestic Plans") and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together the "Foreign Plans"). The majority of these defined benefit pension plans are non-contributory and, with the exception of the U.S., cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic Plans and the Foreign Plans. The Company's policy is to fund all Domestic Plans as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the IRS and all Foreign Plans as required by applicable foreign laws. The Executive Benefit Plan and SERP are the only two plans that are unfunded. Assets in the various plans consist primarily of equity securities and debt securities.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of net periodic pension cost (benefit) were as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans		Total
(In millions)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Recorded in operating expenses:
Service cost	$0.8	$1.2	$1.4	$1.6	$2.2	$2.8

Recorded in other, net:
Interest cost	2.8	2.6	1.7	1.7	4.5	4.3
Expected return on plan assets	(3.7)	(4.3)	(2.7)	(2.5)	(6.4)	(6.8)
Net amortization (a)	0.3	0.1	0.8	0.8	1.1	0.9
Total recorded in other, net	$(0.6)	(1.6)	(0.2)	—	(0.8)	(1.6)

Total net periodic pension cost (benefit)	$0.2	$(0.4)	$1.2	$1.6	$1.4	$1.2

(a)	Reclassified from AOCI.

NOTE 8. STOCKHOLDERS' EQUITY
At the end of the first quarter of 2019, there were 1.3 million shares reserved for issuance under the 2017 Stock Incentive Plan. Under such plan, the Company pays non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock units is amortized over the respective vesting period representing the requisite service period, generally three to six years. Director stock units are expensed in the period in which they are granted, as these vest immediately. The 2019 employee performance-based restricted stock units ("performance units") are issued on the third anniversary of the grant date based on the Company's adjusted EBITDA margin for each of the performance periods with a total shareholder return ("TSR") modifier relative to the TSR of the peer group companies determined by the Company's compensation committee. The fair value of each performance unit tranche is estimated using the Monte Carlo Simulation pricing model at the date of grant.
During the three months ended March 29, 2019, the Company granted 228,137 stock units to employees, with a weighted-average grant-date fair value of $13.5 million. During the three months ended March 29, 2019, the Company granted 58,139 performance units to employees, with a weighted-average grant-date fair value of $3.6 million. During the three months ended March 29, 2019, the Company granted directors 12,130 stock units, with a weighted-average grant-date fair value of $0.7 million.

Antidilutive stock options and units are excluded from the calculation of weighted-average shares for diluted earnings per share. For the first quarter of 2019 and 2018, the antidilutive stock options and units were immaterial.

NOTE 9. BUSINESS SEGMENTS
Anixter is a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable solutions and utility power solutions. The Company has identified NSS, EES and UPS as reportable segments. Within its segments, the Company is also organized by geographies. Anixter's geographies consist of North America, which includes the U.S. and Canada, EMEA, which includes Europe, the Middle East and Africa, and Emerging Markets, which includes Asia Pacific and Central and Latin America.
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
Segment Financial Information
Segment information for the three months ended March 29, 2019 and March 30, 2018 was as follows:

(In millions)
First Quarter of 2019	NSS	EES	UPS	Corporate	Total
Net sales	$1,112.5	$566.0	$430.0	$—	$2,108.5
Operating income (losses)	70.9	29.1	18.5	(43.9)	74.6

First Quarter of 2018	NSS	EES	UPS	Corporate	Total
Net sales	$994.8	$568.4	$401.0	$—	$1,964.2
Operating income (losses)	53.5	31.4	16.4	(39.7)	61.6

Geographic Information
The following table summarizes net sales by geographic areas for the three months ended March 29, 2019 and March 30, 2018:

	Three Months Ended
(In millions)	March 29, 2019	March 30, 2018
Net sales
North America	$1,697.8	$1,612.4
EMEA	152.5	168.6
Emerging Markets	258.2	183.2
Total net sales	$2,108.5	$1,964.2

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to the Company's reporting units during the three months ended March 29, 2019:

(In millions)	NSS	EES	UPS	Total
Balance as of December 28, 2018	$472.7	$180.9	$178.4	$832.0
Acquisition related	0.2	—	—	0.2
Foreign currency translation	1.1	0.1	1.5	2.7
Balance as of March 29, 2019	$474.0	$181.0	$179.9	$834.9

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
Anixter International Inc. guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc., its 100% owned primary operating subsidiary. Anixter International Inc. has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	March 29, 2019	December 28, 2018
Assets:
Current assets	$3,156.4	$3,171.6
Property and equipment, net	167.2	169.1
Operating leases	224.5	—
Goodwill	834.9	832.0
Intangible assets, net	385.3	392.9
Other assets	95.6	92.9
	$4,863.9	$4,658.5
Liabilities and Stockholder's Equity:
Current liabilities	$1,500.7	$1,630.3
Long-term debt	1,378.0	1,260.7
Operating lease obligations	171.6	—
Other liabilities	196.4	199.6
Stockholder’s equity	1,617.2	1,567.9
	$4,863.9	$4,658.5

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
(In millions)	March 29, 2019	March 30, 2018
Net sales	$2,108.5	$1,964.2
Operating income	$76.1	$63.2
Income before income taxes	$57.4	$47.1
Net income	$40.4	$33.5
Comprehensive income	$39.8	$30.5

ANIXTER INTERNATIONAL INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of our financial condition and results of operations for the three months ended March 29, 2019 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under "Condensed Consolidated Financial Statements" and our Annual Report on Form 10-K for the year ended December 28, 2018.
First Quarter 2019 and 2018 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended
	March 29, 2019	March 30, 2018
Net sales	$2,108.5	$1,964.2
Gross profit	418.9	384.8
Operating expenses	344.3	323.2
Operating income	74.6	61.6
Other expense:
Interest expense	(20.4)	(18.2)
Other, net	1.8	2.3
Income before income taxes	56.0	45.7
Income tax expense	16.9	13.6
Net income	39.1	32.1
Diluted income per share:	$1.14	$0.94
Executive Overview
First Quarter Highlights
We delivered first quarter sales of $2,108.5 million, up 7.3% compared to the prior year, driven by growth in our Network and Security Solutions ("NSS") and Utility Power Solutions ("UPS) businesses. Excluding the impacts from acquisitions, foreign exchange and copper, we delivered organic sales growth of 7.7%, with organic growth in all segments. In addition to strong sales growth, we also delivered gross margin of 19.9%, up 30 basis points from the prior year.
Strategy Update and Business Outlook
We are optimistic that favorable sales trends that we realized in the first quarter of 2019 will continue, based on our strong backlog and pipeline trends, and discussions with our customers and suppliers. We continue to see strong demand, tempered by macro economic uncertainty in certain markets. The improvement in gross margin will help fund our investment in innovation and business transformation, as we continue to invest in customer-facing technologies that will enhance our digital capabilities and enterprise efficiencies and drive long-term EBITDA growth. As part of this multi-year initiative, we are also streamlining and standardizing our global business processes, as we migrate to a more efficient operating model. We expect our investment in innovation to deliver significant long-term benefits.
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

ANIXTER INTERNATIONAL INC.

The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three months ended March 29, 2019 and March 30, 2018.

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Three Months Ended
	March 29, 2019	March 30, 2018
Items impacting operating expense and operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	$(8.8)	$(9.3)
Acquisition and integration costs	0.3	(0.3)
U.K. facility relocation costs	—	(0.2)
Total of items impacting operating expense and operating income	$(8.5)	$(9.8)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	2.2	2.2
Total of items impacting income taxes	$2.2	$2.2
Net income impact of these items	$(6.3)	$(7.6)
Diluted EPS impact of these items	$(0.19)	$(0.22)
The items impacting operating expense and operating income by segment are reflected in the tables below.

Items Impacting Comparability of Operating Expense and Operating Income by Segment:

	Three Months Ended March 29, 2019
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(4.1)	$(1.4)	$(3.3)	$—	$(8.8)
Restructuring charge	—	—	0.1	(0.1)	—
Acquisition and integration costs	—	—	—	0.3	0.3
Total of items impacting operating expense and operating income	$(4.1)	$(1.4)	$(3.2)	$0.2	$(8.5)

	Three Months Ended March 30, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(3.8)	$(2.2)	$(3.3)	$—	$(9.3)
Acquisition and integration costs	—	—	—	(0.3)	(0.3)
U.K. facility relocation costs	—	(0.2)	—	—	(0.2)
Total of items impacting operating expense and operating income	$(3.8)	$(2.4)	$(3.3)	$(0.3)	$(9.8)

U.S. GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended
	March 29, 2019	March 30, 2018
Reconciliation to most directly comparable U.S. GAAP financial measure:
Net income - U.S. GAAP	$39.1	$32.1
Items impacting net income	6.3	7.6
Net income - Non-GAAP	$45.4	$39.7

Diluted EPS – U.S. GAAP	$1.14	$0.94
Diluted EPS impact of these items	0.19	0.22
Diluted EPS – Non-GAAP	$1.33	$1.16

ANIXTER INTERNATIONAL INC.

Net Sales

Sales Growth Trends
	Three Months Ended March 29, 2019				Three Months Ended March 30, 2018
(In millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Acquisitions Impact	Adjusted for Acquisitions	Growth/(Decline)

								Actual	Organic
Network & Security Solutions (NSS)
North America	$824.8	$5.5	$—	$830.3	$768.5	$—	$768.5	7.3%	8.0%
EMEA	93.6	6.2	—	99.8	98.3	1.1	99.4	(4.8)%	0.4%
Emerging Markets	194.1	7.0	—	201.1	128.0	25.9	153.9	51.7%	30.7%
NSS	$1,112.5	$18.7	$—	$1,131.2	$994.8	$27.0	$1,021.8	11.8%	10.7%

Electrical & Electronic Solutions (EES)
North America	$443.0	$4.0	$5.1	$452.1	$442.9	$—	$442.9	—%	2.1%
EMEA	58.9	4.1	0.5	63.5	70.3	—	70.3	(16.1)%	(9.6)%
Emerging Markets	64.1	1.0	0.6	65.7	55.2	—	55.2	16.1%	19.0%
EES	$566.0	$9.1	$6.2	$581.3	$568.4	$—	$568.4	(0.4)%	2.3%

Utility Power Solutions (UPS)
North America	$430.0	$2.5	$0.2	$432.7	$401.0	$—	$401.0	7.2%	7.9%
UPS	$430.0	$2.5	$0.2	$432.7	$401.0	$—	$401.0	7.2%	7.9%

Total	$2,108.5	$30.3	$6.4	$2,145.2	$1,964.2	$27.0	$1,991.2	7.3%	7.7%

Geographic Sales
North America	$1,697.8	$12.0	$5.3	$1,715.1	$1,612.4	$—	$1,612.4	5.3%	6.4%
EMEA	152.5	10.3	0.5	163.3	168.6	1.1	169.7	(9.5)%	(3.8)%
Emerging Markets	258.2	8.0	0.6	266.8	183.2	25.9	209.1	41.0%	27.6%
Total	$2,108.5	$30.3	$6.4	$2,145.2	$1,964.2	$27.0	$1,991.2	7.3%	7.7%
NSS – Sales of $1,112.5 million increased 11.8% from $994.8 million in the prior year period. NSS organic sales increased 10.7%, adjusting for the unfavorable impact from foreign exchange and favorable impact from acquisitions, reflecting growth in both the network infrastructure and security portions of the business and in all geographies. NSS security sales in the three months ended March 29, 2019 of $476.0 million, which represents 42.8% of total segment sales, increased 15.3% from the prior year period. Adjusted for the $24.2 million favorable impact from acquisitions and $10.2 million unfavorable currency impact, organic security sales growth was 11.3% compared to the three months ended March 30, 2018.
EES – Sales of $566.0 million decreased 0.4% from $568.4 million in the prior year, weakened by the unfavorable impacts from copper and foreign exchange. EES organic sales increased by 2.3%, with growth driven by ongoing strength in industrial business.
UPS – Sales of $430.0 million increased 7.2% from $401.0 million in the prior year period, reflecting broad-based growth with both investor-owned utility and public power customers. UPS organic sales increased 7.9%, adjusting for the unfavorable impacts from foreign exchange and copper.
Gross Margin
Gross margin of 19.9% in first quarter of 2019 compares to 19.6% in the first quarter of 2018. The higher gross margin was driven by margin initiatives implemented across the business.

ANIXTER INTERNATIONAL INC.

Operating Expenses
Operating expenses were $344.3 million and $323.2 million in the first quarter of 2019 and 2018, respectively. The first quarter of 2019 includes $8.8 million of intangible asset amortization and a reversal of acquisition and integration costs of $0.3 million. The first quarter of 2018 includes $9.3 million of intangible asset amortization, $0.3 million of acquisition and integration costs and $0.2 million of U.K. facility relocation costs. The U.K. facility relocation costs relate to expenses we incurred to move our largest warehouse in EMEA. We were forced to move this location due to a government-backed rail line that will run through our legacy facility. Excluding these items from their related periods, adjusted operating expenses in the first quarter of 2019 increased 7.1% to $335.8 million, or 15.9% of sales, which compares to prior year adjusted operating expense of $313.4 million, or 16.0% of sales. Further adjusting operating expenses for a favorable $5.2 million impact of foreign currency in the first quarter of 2019, adjusted operating expenses would have increased by 8.8%.

Operating Income

	Three Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2019	$70.9	$29.1	$18.5	$(43.9)	$74.6
Operating income, 2018	53.5	31.4	16.4	(39.7)	61.6
$ Change	$17.4	$(2.3)	$2.1	$(4.2)	$13.0
% Change	32.5%	(7.2)%	13.4%	(10.7)%	21.1%

Items impacting operating income in 2019	$4.1	$1.4	$3.2	$(0.2)	$8.5
Adjusted operating income, 2019 (Non-GAAP)	$75.0	$30.5	$21.7	$(44.1)	$83.1

Items impacting operating income in 2018	$3.8	$2.4	$3.3	$0.3	$9.8
Adjusted operating income, 2018 (Non-GAAP)	$57.3	$33.8	$19.7	$(39.4)	$71.4

Adjusted % Change (Non-GAAP)	30.9%	(9.8)%	10.2%	(11.9)%	16.4%

Plus the % impact of:
Foreign exchange	2.9%	1.1%	1.3%	(0.7)%	3.0%
Copper pricing	—%	4.2%	0.1%	—%	2.2%
Organic (Non-GAAP)	35.4%	(1.9)%	14.8%	(11.4)%	26.3%

NSS – Operating income was $70.9 million, or 6.4% of sales, in the first quarter of 2019, compared to $53.5 million, or 5.4% of sales, in the first quarter of 2018. The increase in operating income in 2019 was due to sales growth in both the network infrastructure and security portions of the business and gross margin improvement. NSS delivered adjusted operating income of $75.0 million in the first quarter of 2019 resulting in adjusted operating margin of 6.7%. NSS delivered adjusted operating income of $57.3 million in the first quarter of 2018 resulting in adjusted operating margin of 5.8%.

EES – Operating income was $29.1 million, or 5.1% of sales, in the first quarter of 2019, compared to $31.4 million, or 5.5% of sales, in the first quarter of 2018. The decrease in operating income in 2019 was driven by lower volumes and the unfavorable impacts of lower copper prices, partially offset by gross margin improvement. EES delivered adjusted operating income of $30.5 million in the first quarter of 2019 resulting in adjusted operating margin of 5.4%. EES delivered adjusted operating income of $33.8 million in the first quarter of 2018 resulting in adjusted operating margin of 5.9%.

UPS – Operating income was $18.5 million, or 4.3% of sales in the first quarter of 2019, compared to $16.4 million, or 4.1% in the first quarter of 2018. The increase in operating income in 2019 was driven by sales growth and expense discipline. UPS delivered adjusted operating income of $21.7 million in the first quarter of 2019 resulting in adjusted operating margin of 5.1%. UPS delivered adjusted operating income of $19.7 million in the first quarter of 2018 resulting in adjusted operating margin of 4.9%.

ANIXTER INTERNATIONAL INC.

Interest Expense and Other
Interest expense was $20.4 million and $18.2 million in the first quarter of 2019 and 2018, respectively. The increase in interest expense for the first quarter of 2019 was driven by higher borrowings under the revolving lines of credit due to the acquisitions in the second quarter of 2018 and to support volume-driven higher working capital requirements.
Other, net income of $1.8 million in the first quarter of 2019 compares to $2.3 million in the first quarter of 2018.
Income Taxes
Our effective tax rate for the first quarter of 2019 was 30.3% compared to 29.7% in the prior year period. The increase in the effective tax rate was due primarily to the change in the country mix of earnings.
EBITDA and Adjusted EBITDA

2019 EBITDA and Adjusted EBITDA by Segment:
	Three Months Ended March 29, 2019
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss)	$70.9	$29.1	$18.5	$(79.4)	$39.1
Interest expense	—	—	—	20.4	20.4
Income taxes	—	—	—	16.9	16.9
Depreciation	2.4	1.8	0.9	4.2	9.3
Amortization of intangible assets	4.1	1.4	3.3	—	8.8
EBITDA	$77.4	$32.3	$22.7	$(37.9)	$94.5

Total of items impacting operating income (a)	$—	$—	$(0.1)	$(0.2)	$(0.3)
Foreign exchange and other non-operating (income)	—	—	—	(1.8)	(1.8)
Stock-based compensation	0.6	0.3	0.1	3.1	4.1
Adjusted EBITDA	$78.0	$32.6	$22.7	$(36.8)	$96.5

(a)	Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

2018 EBITDA and Adjusted EBITDA by Segment:
	Three Months Ended March 30, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss)	$53.5	$31.4	$16.4	$(69.2)	$32.1
Interest expense	—	—	—	18.2	18.2
Income taxes	—	—	—	13.6	13.6
Depreciation	0.8	0.5	0.9	5.2	7.4
Amortization of intangible assets	3.8	2.2	3.3	—	9.3
EBITDA	$58.1	$34.1	$20.6	$(32.2)	$80.6

Total of items impacting operating income (a)	$—	$0.2	$—	$0.3	$0.5
Foreign exchange and other non-operating (income)	—	—	—	(2.3)	(2.3)
Stock-based compensation	0.4	0.4	0.3	3.5	4.6
Adjusted EBITDA	$58.5	$34.7	$20.9	$(30.7)	$83.4

(a)	Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

ANIXTER INTERNATIONAL INC.

NSS – NSS adjusted EBITDA of $78.0 million in the first quarter of 2019 compares to $58.5 million in the first quarter of 2018. The increase in adjusted EBITDA was driven by gross margin improvement and the favorable impact from acquisitions.
EES – EES adjusted EBITDA of $32.6 million in the first quarter of 2019 compares to $34.7 million in the first quarter of 2018. The decrease in adjusted EBITDA was driven by lower volumes, partially offset by gross margin improvement.
UPS – UPS adjusted EBITDA of $22.7 million in the first quarter of 2019 compares to $20.9 million in the first quarter of 2018. The increase in adjusted EBITDA was driven by sales growth and expense discipline.

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
Net cash used in operations was $114.2 million in the three months ended March 29, 2019 compared to $71.2 million of net cash used in operations in the prior year period. The increase is primarily due to higher investment in working capital to support growth in the business.
Net cash used in investing activities was $5.9 million and $6.8 million in the three months ended March 29, 2019 and March 30, 2018, respectively, and primarily related to capital expenditures. Capital expenditures are expected to be approximately $55 - $60 million in 2019 as we continue to invest in warehouse equipment, information system upgrades, integration of acquired businesses and new software to support our infrastructure.
Net cash provided by financing activities was $114.9 million in the three months ended March 29, 2019 compared to net cash provided by financing activities of $39.1 million in the three months ended March 30, 2018. During the three months ended March 29, 2019 and March 30, 2018, we had net borrowings on our long-term debt of $114.1 million and $38.3 million, respectively.
Liquidity and Capital Resources
At March 29, 2019, our primary liquidity source was the U.S. accounts receivable asset based revolving credit facility in an aggregate committed amount of $600.0 million ("Receivables Facility") and the U.S. inventory asset based revolving credit facility in an aggregate committed amount of $150.0 million ("Inventory Facility"). At March 29, 2019, there was $340.0 million of borrowings under the Receivables Facility, and there were no borrowings under the Inventory Facility.
Our debt-to-capital ratio increased from 44.4% at December 28, 2018 to 45.8% at March 29, 2019, within our targeted range of 45-50%.
We are in compliance with all of our covenants and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business.
Critical Accounting Policies and Estimates
There were no material changes in our critical accounting policies since the filing of our 2018 Form 10-K. For further information about recently issued accounting pronouncements, see Note 1. "Summary of Significant Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements. As discussed in the 2018 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

ANIXTER INTERNATIONAL INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There were no material changes to market risks and related disclosures in Item 7A. of Part II in the Company's Annual Report on Form 10-K for the year ended December 28, 2018, as filed with the Securities and Exchange Commission on February 21, 2019.

ITEM 4.  CONTROLS AND PROCEDURES.
Under the supervision and with the participation of Anixter's management, including its principal executive officer and principal financial officer, an evaluation was conducted as of March 29, 2019 of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective as of March 29, 2019. There was no change in internal control over financial reporting that occurred during the three months ended March 29, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 5. "Legal Contingencies" in the notes to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in the Company's Annual Report on Form 10-K for the year ended December 28, 2018, as filed with the Securities and Exchange Commission on February 21, 2019.

ITEM 6.  EXHIBITS.

(10)	Material Contracts
10.1	Anixter International Inc. 2019 Performance Unit Grant Agreement
10.2	Anixter International Inc. 2019 Restricted Stock Unit Grant Agreement
(31)	Rule 13a — 14(a) /15d — 14(a) Certifications.
31.1	William A. Galvin, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32.1	William A. Galvin, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2019 and March 30, 2018, (ii) the Condensed Consolidated Balance Sheets at March 29, 2019 and December 28, 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2019 and March 30, 2018, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 29, 2019 and March 30, 2018, and (v) Notes to the Condensed Consolidated Financial Statements for the three months ended March 29, 2019.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

April 23, 2019	By:	/s/ William A. Galvin
William A. Galvin
President and Chief Executive Officer

April 23, 2019	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer