Form 10-Q
period 2019-06-28
ANIXTER INTERNATIONAL INC
filed 2019-07-25
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-10212

ANIXTER INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1658138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2301 Patriot Blvd.
Glenview, IL 60026
(224) 521-8000
(Address and telephone number of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $1 par value	AXE	New York Stock Exchange
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
Yes  ☐ No  ☒
At July 17, 2019, 33,723,616 shares of registrant’s Common Stock, $1 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
(In millions, except per share amounts)
Net sales	$2,262.6	$2,137.9	$4,371.1	$4,102.1
Cost of goods sold	1,812.6	1,718.8	3,502.2	3,298.2
Gross profit	450.0	419.1	868.9	803.9
Operating expenses	344.3	347.8	688.6	671.0
Operating income	105.7	71.3	180.3	132.9
Other expense:
Interest expense	(19.4)	(19.0)	(39.8)	(37.2)
Other, net	(0.7)	(3.3)	1.1	(1.0)
Income before income taxes	85.6	49.0	141.6	94.7
Income tax expense	22.1	14.2	39.0	27.8
Net income	$63.5	$34.8	$102.6	$66.9
Income per share:
Basic	$1.86	$1.03	$3.02	$1.98
Diluted	$1.86	$1.02	$3.00	$1.96

Basic weighted-average common shares outstanding	34.1	33.8	34.0	33.8
Effect of dilutive securities:
Stock options and units	0.1	0.3	0.2	0.3
Diluted weighted-average common shares outstanding	34.2	34.1	34.2	34.1

Net income	$63.5	$34.8	$102.6	$66.9
Other comprehensive income (loss):
Foreign currency translation	9.1	(25.8)	16.0	(29.3)
Changes in unrealized pension cost, net of tax	1.0	0.7	1.2	1.2
Other comprehensive income (loss)	10.1	(25.1)	17.2	(28.1)
Comprehensive income	$73.6	$9.7	$119.8	$38.8

See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 28, 2019	December 28, 2018
(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$52.0	$81.0
Accounts receivable, net	1,691.4	1,600.0
Inventories	1,412.2	1,440.4
Other current assets	44.2	50.6
Total current assets	3,199.8	3,172.0
Property and equipment, at cost	413.1	398.4
Accumulated depreciation	(251.5)	(235.1)
Property and equipment, net	161.6	163.3
Operating leases	229.9	—
Goodwill	838.4	832.0
Intangible assets, net	377.5	392.9
Other assets	103.5	92.9
Total assets	$4,910.7	$4,653.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,197.9	$1,320.0
Accrued expenses	280.9	309.0
Current operating lease obligations	56.9	—
Total current liabilities	1,535.7	1,629.0
Long-term debt	1,303.0	1,252.7
Operating lease obligations	178.3	—
Other liabilities	195.8	201.0
Total liabilities	3,212.8	3,082.7
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 34,085,359 and 33,862,704 shares issued and outstanding at June 28, 2019 and December 28, 2018, respectively	34.1	33.9
Capital surplus	300.2	292.7
Retained earnings	1,623.5	1,513.2
Accumulated other comprehensive loss:
Foreign currency translation	(152.6)	(168.6)
Unrecognized pension liability, net	(107.3)	(100.8)
Total accumulated other comprehensive loss	(259.9)	(269.4)
Total stockholders’ equity	1,697.9	1,570.4
Total liabilities and stockholders’ equity	$4,910.7	$4,653.1
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 28, 2019	June 29, 2018
(In millions)
Operating activities:
Net income	$102.6	$66.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	19.0	15.1
Amortization of intangible assets	17.6	19.0
Stock-based compensation	9.3	11.8
Deferred income taxes	0.4	(0.4)
Pension plan contributions	(4.0)	(4.3)
Pension plan expenses	3.1	2.2
Changes in current assets and liabilities, net	(209.5)	(44.5)
Other, net	(1.7)	3.5
Net cash (used in) provided by operating activities	(63.2)	69.3
Investing activities:
Acquisitions of businesses, net of cash acquired	—	(149.9)
Capital expenditures, net	(13.5)	(24.5)
Other	—	4.1
Net cash used in investing activities	(13.5)	(170.3)
Financing activities:
Proceeds from borrowings	2,331.2	1,138.8
Repayments of borrowings	(2,285.2)	(1,049.7)
Proceeds from stock options exercised	1.0	1.1
Other, net	(1.0)	—
Net cash provided by financing activities	46.0	90.2
Decrease in cash and cash equivalents	(30.7)	(10.8)
Effect of exchange rate changes on cash balances	1.7	5.2
Cash and cash equivalents at beginning of period	81.0	116.0
Cash and cash equivalents at end of period	$52.0	$110.4
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 28, 2019
	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
(In millions)
Balance at March 29, 2019	34.1	$34.1	$296.6	$1,560.0	$(270.0)	$1,620.7
Net income	—	—	—	63.5	—	63.5
Other comprehensive income:
Foreign currency translation	—	—	—	—	9.1	9.1
Changes in unrealized pension cost, net of tax	—	—	—	—	1.0	1.0
Stock-based compensation	—	—	5.2	—	—	5.2
Issuance of common stock and related taxes	—	—	(1.6)	—	—	(1.6)
Balance at June 28, 2019	34.1	$34.1	$300.2	$1,623.5	$(259.9)	$1,697.9

	Three Months Ended June 29, 2018
	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
(In millions)
Balance at March 30, 2018	33.8	$33.8	$282.4	$1,389.0	$(213.3)	$1,491.9
Net income	—	—	—	34.8	—	34.8
Other comprehensive (loss) income:
Foreign currency translation	—	—	—	—	(25.8)	(25.8)
Changes in unrealized pension cost, net of tax	—	—	—	—	0.7	0.7
Stock-based compensation	—	—	7.2	—	—	7.2
Issuance of common stock and related taxes	—	—	(1.4)	—	—	(1.4)
Balance at June 29, 2018	33.8	$33.8	$288.2	$1,423.8	$(238.4)	$1,507.4
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY– (Continued)
(Unaudited)

	Six Months Ended June 28, 2019
	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
(In millions)
Balance at December 28, 2018	33.9	$33.9	$292.7	$1,513.2	$(269.4)	$1,570.4
Net income	—	—	—	102.6	—	102.6
Other comprehensive income:
Foreign currency translation	—	—	—	—	16.0	16.0
Changes in unrealized pension cost, net of tax	—	—	—	—	1.2	1.2
Reclassification of tax effects (a)	—	—	—	7.7	(7.7)	—
Stock-based compensation	—	—	9.3	—	—	9.3
Issuance of common stock and related taxes	0.2	0.2	(1.8)	—	—	(1.6)
Balance at June 28, 2019	34.1	$34.1	$300.2	$1,623.5	$(259.9)	$1,697.9

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

	Six Months Ended June 29, 2018
	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
(In millions)
Balance at December 29, 2017	33.7	$33.7	$278.7	$1,356.9	$(210.3)	$1,459.0
Net income	—	—	—	66.9	—	66.9
Other comprehensive (loss) income:
Foreign currency translation	—	—	—	—	(29.3)	(29.3)
Changes in unrealized pension cost, net of tax	—	—	—	—	1.2	1.2
Stock-based compensation	—	—	11.8	—	—	11.8
Issuance of common stock and related taxes	0.1	0.1	(2.3)	—	—	(2.2)
Balance at June 29, 2018	33.8	$33.8	$288.2	$1,423.8	$(238.4)	$1,507.4
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
These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Anixter's Annual Report on Form 10-K for the year ended December 28, 2018 ("2018 Form 10-K"). The condensed consolidated financial information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Condensed Consolidated Financial Statements for the periods shown.
The Company maintains its financial records on the basis of a fiscal year ending on the Friday nearest December 31, with the fiscal quarters typically spanning thirteen weeks, with the first quarter ending on the Friday of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2019 ended on June 28, 2019, and the second quarter of fiscal year 2018 ended on June 29, 2018.
Recently issued and adopted accounting pronouncements: In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional transition method to use the effective date of ASU 2016-02 as the date of initial application of transition and not restate comparative periods. The Company adopted the standard in the first quarter of 2019 using this optional transition method. The Company elected the package of practical expedients, which allows it to carry forward historical lease classification, the practical expedient to not separate non-lease components from lease components, and the short-term lease accounting policy election as defined in ASU 2016-02. The Company implemented internal controls and a lease accounting information system to enable the preparation of financial information on adoption. The standard had a material impact on the Company's Condensed Consolidated Balance Sheet, but did not have an impact on the Condensed Consolidated Statements of Comprehensive Income. The most significant impact was the recognition of right-of-use assets of $244.1 million and lease liabilities of $249.6 million for operating leases, while accounting for finance leases remained substantially unchanged.
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
Sales to customers and related cost of sales are primarily recognized at the point in time when control of goods transfers to the customer. For product sales this generally occurs upon shipment of the products, however, this may occur at a later date depending on the agreed upon sales terms, such as delivery at the customer's designated location, or based on consignment terms. In instances where goods are not stocked by Anixter and delivery times are critical, product is purchased from the manufacturer and drop-shipped to the customer. Anixter generally takes control of the goods when shipped by the manufacturer and then recognizes revenue when control of the product transfers to the customer. When providing services, sales are recognized over time as control transfers to the customer, which occurs as services are rendered.

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
At December 28, 2018, $17.2 million of deferred revenue related to outstanding contracts was reported in "Accrued expenses" in the Company's Consolidated Balance Sheet. This balance primarily represents prepayments from customers. During the three and six months ended June 28, 2019, $3.5 million and $10.4 million, respectively, of this deferred revenue was recognized. At June 28, 2019, deferred revenue was $24.6 million. The Company expects to recognize this balance as revenue within the next twelve months.
Other, net: The following represents the components of "Other, net" as reflected in the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Other, net:
Foreign exchange loss	$(0.3)	$(3.9)	$(0.8)	$(3.7)
Cash surrender value of life insurance policies	1.0	0.4	2.7	(0.2)
Net periodic pension benefit	0.5	1.0	1.3	2.6
Other	(1.9)	(0.8)	(2.1)	0.3
Total other, net	$(0.7)	$(3.3)	$1.1	$(1.0)

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
The Company purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on its reported income. These contracts are not designated as hedges for accounting purposes. The Company's strategy is to negotiate terms for its foreign currency forward contracts to be highly effective, such that the change in the value of the foreign currency forward contract perfectly offsets the impact of the underlying foreign currency-denominated account. Its counterparties to foreign currency forward contracts have investment-grade credit ratings. Anixter expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the foreign currency forward contracts.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At June 28, 2019 and December 28, 2018, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At June 28, 2019 and December 28, 2018, the gross notional amount of the foreign currency forward contracts outstanding was approximately $144.3 million and $96.3 million, respectively. At June 28, 2019 and December 28, 2018, the net notional amount of the foreign currency forward contracts outstanding was approximately $117.3 million and $75.7 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts are immaterial.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of the Company's company owned life insurance policies associated with the sponsored deferred compensation program.
Leases: At contract inception the Company determines if an arrangement is a lease. Operating leases are included in "Operating leases", "Current operating lease obligations" and "Operating lease obligations" on the Condensed Consolidated Balance Sheets. Finance leases are included in "Property and equipment, net", "Accrued expenses" and "Long-term debt" on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases was immaterial as of June 28, 2019, and December 28, 2018. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components and has elected to account for these components as a single lease component.
Operating lease assets and liabilities are recognized at the commencement date, based on the present value of the future minimum lease payments. A certain number of these leases contain rent escalation clauses that are factored into the Company's determination of lease payments, either fixed or adjusted periodically for inflation or market rates. Anixter also has variable lease payments that do not depend on a rate or index, primarily for items such as common area maintenance and real estate taxes, which are recorded as variable cost when incurred. The operating lease asset includes advance payments and excludes incentives and initial direct costs incurred. As most of Anixter’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to discount payments to the present value. Most operating leases contain renewal options, some of which also include options to early terminate the leases. The exercise of these options is at the Company's discretion. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2.  RESTRUCTURING CHARGES
The Company considers restructuring activities to be programs whereby Anixter fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. The following table summarizes activity related to liabilities associated with restructuring activities:

	Restructuring Activity
	Q2 2018 Plan
(In millions)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Total
Balance at December 28, 2018	$6.7	$0.2	$6.9
Payments and other	(2.3)	—	(2.3)
Balance at June 28, 2019	$4.4	$0.2	$4.6

(a)	Employee-related costs primarily consist of severance benefits provided to employees who have been involuntarily terminated.

(b)	Facility exit and other costs primarily consist of lease termination costs.
Q2 2018 Restructuring Plan
In the second quarter of 2018, the Company recorded a pre-tax charge of $2.1 million, $1.3 million and $1.1 million in its Network & Security Solutions ("NSS"), Electrical & Electronic Solutions ("EES") and Utility Power Solutions ("UPS") segments, respectively, and an additional $5.4 million at its corporate headquarters, primarily for severance-related expenses associated with a reduction of approximately 260 positions. In the third quarter of 2018, the Company recorded an additional $0.2 million charge at its corporate headquarters. The $10.1 million charge related to the second quarter 2018 plan primarily reflects actions related to facilities consolidation, systems integration and back office functions. This charge was included in "Operating expenses" in the Company's Condensed Consolidated Statements of Comprehensive Income for fiscal year 2018. The majority of the balance included in accrued expenses of $4.6 million as of June 28, 2019 is expected to be paid by the fourth quarter of 2019.

NOTE 3. LEASES
The Company adopted ASU 2016-02, Leases, as of December 29, 2018, using the modified retrospective approach. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below.
Substantially all of Anixter's office and warehouse facilities are leased under operating leases. The Company also leases certain equipment and vehicles primarily as operating leases. Lease costs are included within "Operating expenses" in the Company's Condensed Consolidated Statements of Comprehensive Income. During the three and six months ended June 28, 2019, these costs were as follows:

	Three Months Ended	Six Months Ended
(In millions)	June 28, 2019	June 28, 2019
Lease cost
Operating lease cost	$18.9	$39.0
Variable lease cost	5.3	11.6
Short-term lease cost	0.4	0.7
Total lease cost	$24.6	$51.3

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average remaining lease term and weighted-average discount rate under operating leases at June 28, 2019 were:

June 28, 2019
Lease term and discount rate
Weighted-average remaining lease term	5.9 years
Weighted-average discount rate (a)	6.3%

(a)	Upon adoption of ASU 2016-02, the discount rate used for existing leases was established as of December 29, 2018.
Maturities of operating lease liabilities at June 28, 2019 were as follows:

(In millions)
2019 (excluding the six months ended June 28, 2019)	$37.6
2020	63.6
2021	47.1
2022	41.5
2023	29.3
2024 and thereafter	72.3
Total lease payments	$291.4
Less imputed interest	56.2
Present value of lease liabilities	$235.2

Operating lease payments include $17.3 million related to options to extend lease terms that are reasonably certain of being exercised. As of June 28, 2019, the Company has additional leases, primarily for facilities, that have not yet commenced of $24.0 million. These operating leases will commence in fiscal year 2019 with lease terms of six to fifteen years. Anixter subleases certain real estate to third parties. During the three and six months ended June 28, 2019, the Company recognized income of $0.3 million and $0.5 million, respectively, which was included within "Operating expenses" in the Company's Condensed Consolidated Statements of Comprehensive Income. Aggregate future minimum rentals to be received under non-cancelable subleases at June 28, 2019 were $4.2 million.
During the six months ended June 28, 2019, leased assets obtained in exchange for operating lease obligations were $270.2 million. The operating cash outflow for amounts included in the measurement of operating lease obligations was $31.1 million.

NOTE 4. DEBT
Debt is summarized below:

(In millions)	June 28, 2019	December 28, 2018
Long-term debt:
6.00% Senior notes due 2025	$247.1	$246.9
5.50% Senior notes due 2023	347.7	347.4
5.125% Senior notes due 2021	397.8	397.4
Revolving lines of credit	304.7	260.0
Finance lease obligations	3.2	0.9
Other	7.8	6.1
Unamortized deferred financing costs	(5.3)	(6.0)
Total long-term debt	$1,303.0	$1,252.7

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

At June 28, 2019, the Company's total carrying value and estimated fair value of debt outstanding was $1,303.0 million and $1,370.4 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at December 28, 2018 of $1,252.7 million and $1,261.7 million, respectively. The increase in the carrying value and estimated fair value is primarily due to higher outstanding borrowings under Anixter's revolving lines of credit.

NOTE 5.  LEGAL CONTINGENCIES
From time to time, Anixter is party to legal proceedings and matters that arise in the ordinary course of business. As of June 28, 2019, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 6.  INCOME TAXES
The Company's effective tax rate for the second quarter of 2019 was 25.8% compared to 29.0% in the prior year period. The prior year period included a $1.8 million tax benefit related to the reversal of deferred income tax valuation allowances, partially offset by $0.5 million of tax expense related to domestic permanent tax differences. The Company's effective tax rate for the six months ended June 28, 2019 was 27.6% compared to 29.4% in the prior year period. The decrease in the effective tax rate was due primarily to the change in the country mix of earnings, foreign tax credit benefits and other incentives enacted by the recent tax reform.
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

NOTE 7.  PENSION PLANS
The Company's defined benefit pension plans are the plans in the U.S., which consist of the Anixter Inc. Pension Plan, the Executive Benefit Plan and the Supplemental Executive Retirement Plan ("SERP") (together the "Domestic Plans") and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together the "Foreign Plans"). The majority of these defined benefit pension plans are non-contributory and, with the exception of the U.S. and Canada, cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic Plans and the Foreign Plans. The Company's policy is to fund all Domestic Plans as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the IRS and all Foreign Plans as required by applicable foreign laws. The Executive Benefit Plan and SERP are the only two plans that are unfunded. Assets in the various plans consist primarily of equity securities and debt securities.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of net periodic pension cost (benefit) were as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans		Total
(In millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Recorded in operating expenses:
Service cost	$0.8	$0.6	$1.4	$1.4	$2.2	$2.0

Recorded in other, net:
Interest cost	2.7	2.5	1.8	1.8	4.5	4.3
Expected return on plan assets	(3.5)	(3.7)	(2.8)	(2.5)	(6.3)	(6.2)
Net amortization (a)	0.5	0.2	0.8	0.7	1.3	0.9
Total recorded in other, net	$(0.3)	(1.0)	(0.2)	—	(0.5)	(1.0)

Total net periodic pension cost (benefit)	$0.5	$(0.4)	$1.2	$1.4	$1.7	$1.0

(a)	Reclassified from AOCI.

	Six Months Ended
	Domestic Plans		Foreign Plans		Total
(In millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Recorded in operating expenses:
Service cost	$1.6	$1.8	$2.8	$3.0	$4.4	$4.8

Recorded in other, net:
Interest cost	5.5	5.1	3.5	3.5	9.0	8.6
Expected return on plan assets	(7.2)	(8.0)	(5.5)	(5.0)	(12.7)	(13.0)
Net amortization (a)	0.8	0.3	1.6	1.5	2.4	1.8
Total recorded in other, net	$(0.9)	$(2.6)	$(0.4)	$—	$(1.3)	$(2.6)

Total net periodic pension cost (benefit)	$0.7	$(0.8)	$2.4	$3.0	$3.1	$2.2

(a)	Reclassified from AOCI.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8. STOCKHOLDERS' EQUITY
At the end of the second quarter of 2019, there were 1.3 million shares reserved for issuance under the 2017 Stock Incentive Plan. Under such plan, the Company pays non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock units is amortized over the respective vesting period representing the requisite service period, generally three to six years. Director stock units are expensed in the period in which they are granted, as these vest immediately. The 2019 employee performance-based restricted stock units ("performance units") are issued on the third anniversary of the grant date based on the Company's adjusted EBITDA margin for each of the performance periods with a total shareholder return ("TSR") modifier relative to the TSR of the peer group companies determined by the Company's compensation committee. The fair value of each performance unit tranche is estimated using the Monte Carlo Simulation pricing model at the date of grant.
During the three months ended June 28, 2019, the Company did not grant stock units to employees. During the six months ended June 28, 2019, the Company granted 228,137 stock units to employees with a weighted-average grant-date fair value of $13.5 million. During the three months ended June 28, 2019, the Company did not issue performance units to employees. During the six months ended June 28, 2019, the Company granted 58,139 performance units to employees with a weighted-average grant-date fair value of $3.6 million.
During the three and six months ended June 28, 2019, the Company granted directors 13,144 and 25,274 stock units, respectively, with a weighted-average grant-date fair value of $0.7 million and $1.4 million, respectively.
Antidilutive stock options and units are excluded from the calculation of weighted-average shares for diluted earnings per share. For the second quarter of 2019 and 2018, the antidilutive stock options and units were immaterial.

NOTE 9. BUSINESS SEGMENTS
Anixter is a leading distributor of network and security solutions, electrical and electronic wire and cable solutions and utility power solutions. The Company has identified NSS, EES and UPS as reportable segments. Within its segments, the Company is also organized by geographies. Anixter's geographies consist of North America, which includes the U.S. and Canada, EMEA, which includes Europe, the Middle East and Africa, and Emerging Markets, which includes Asia Pacific and Central and Latin America.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment Financial Information
Segment information for the three and six months ended June 28, 2019 and June 29, 2018 was as follows:

(In millions)
Second Quarter of 2019	NSS	EES	UPS	Corporate	Total
Net sales	$1,199.9	$607.0	$455.7	$—	$2,262.6
Operating income (losses)	86.3	38.2	23.1	(41.9)	105.7

Second Quarter of 2018	NSS	EES	UPS	Corporate	Total
Net sales	$1,096.3	$605.6	$436.0	$—	$2,137.9
Operating income (losses)	66.1	35.6	17.9	(48.3)	71.3

Six Months of 2019	NSS	EES	UPS	Corporate	Total
Net sales	$2,312.4	$1,173.0	$885.7	$—	$4,371.1
Operating income (losses)	157.2	67.3	41.6	(85.8)	180.3

Six Months of 2018	NSS	EES	UPS	Corporate	Total
Net sales	$2,091.1	$1,174.0	$837.0	$—	$4,102.1
Operating income (losses)	119.6	67.0	34.3	(88.0)	132.9

Geographic Information
The following table summarizes net sales by geographic areas for the three and six months ended June 28, 2019 and June 29, 2018:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net sales
North America	$1,844.4	$1,762.5	$3,542.2	$3,374.9
EMEA	148.3	173.0	300.8	341.6
Emerging Markets	269.9	202.4	528.1	385.6
Total net sales	$2,262.6	$2,137.9	$4,371.1	$4,102.1

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to the Company's reporting units during the six months ended June 28, 2019:

(In millions)	NSS	EES	UPS	Total
Balance as of December 28, 2018	$472.7	$180.9	$178.4	$832.0
Acquisition related	0.2	—	—	0.2
Foreign currency translation	1.4	0.4	4.4	6.2
Balance as of June 28, 2019	$474.3	$181.3	$182.8	$838.4

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
Anixter International Inc. guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc., its 100% owned primary operating subsidiary. Anixter International Inc. has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	June 28, 2019	December 28, 2018
Assets:
Current assets	$3,198.3	$3,171.6
Property and equipment, net	166.8	169.1
Operating leases	220.7	—
Goodwill	838.4	832.0
Intangible assets, net	377.5	392.9
Other assets	103.5	92.9
	$4,905.2	$4,658.5
Liabilities and Stockholder's Equity:
Current liabilities	$1,535.0	$1,630.3
Long-term debt	1,310.2	1,260.7
Operating lease obligations	171.0	—
Other liabilities	193.8	199.6
Stockholder’s equity	1,695.2	1,567.9
	$4,905.2	$4,658.5

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net sales	$2,262.6	$2,137.9	$4,371.1	$4,102.1
Operating income	$107.5	$73.2	$183.6	$136.4
Income before income taxes	$87.1	$50.6	$144.5	$97.7
Net income	$65.1	$36.4	$105.5	$69.9
Comprehensive income	$82.9	$11.3	$122.7	$41.8

ANIXTER INTERNATIONAL INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of our financial condition and results of operations for the three and six months ended June 28, 2019 as compared to the corresponding periods in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under "Condensed Consolidated Financial Statements" and our Annual Report on Form 10-K for the year ended December 28, 2018.
Second Quarter and Year-to-Date 2019 and 2018 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net sales	$2,262.6	$2,137.9	$4,371.1	$4,102.1
Gross profit	450.0	419.1	868.9	803.9
Operating expenses	344.3	347.8	688.6	671.0
Operating income	105.7	71.3	180.3	132.9
Other expense:
Interest expense	(19.4)	(19.0)	(39.8)	(37.2)
Other, net	(0.7)	(3.3)	1.1	(1.0)
Income before income taxes	85.6	49.0	141.6	94.7
Income tax expense	22.1	14.2	39.0	27.8
Net income	63.5	34.8	102.6	66.9
Diluted income per share:	$1.86	$1.02	$3.00	$1.96
Executive Overview
Second Quarter Highlights
We delivered second quarter sales of $2,262.6 million, up 5.8% compared to the prior year, driven by growth in our Network and Security Solutions ("NSS") and Utility Power Solutions ("UPS) businesses. Excluding the impacts from acquisitions, foreign exchange and copper, we delivered organic sales growth of 6.0%, with organic growth in all segments. In addition to strong sales growth, we also delivered gross margin of 19.9%, up 30 basis points from the prior year.
Strategy Update and Business Outlook
We believe that the favorable sales trends that we realized in the first and second quarters of 2019 will continue, based on our strong backlog and pipeline trends, and discussions with our customers and suppliers. We continue to see strong demand, tempered by macro economic uncertainty in certain markets and flat or decelerating trends in certain key economic indicators. We are also continuing to progress with our digital innovation and business transformation initiative, which will deliver customer-facing technologies and enterprise efficiencies. We expect our investment in innovation to deliver significant long-term benefits.
During the second quarter of 2018, we completed the acquisition of security businesses in Australia and New Zealand. These acquisitions have been accretive to earnings in the first full year of operation, exclusive of transaction and integration costs.

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

ANIXTER INTERNATIONAL INC.

The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three and six months ended June 28, 2019 and June 29, 2018.

Items Impacting Comparability of Results:
(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Items impacting operating expense and operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	$(8.8)	$(9.7)	$(17.6)	$(19.0)
Restructuring charge	—	(9.2)	—	(9.2)
Acquisition and integration costs	—	(2.3)	0.3	(2.6)
CEO retirement agreement expense	—	(2.6)	—	(2.6)
U.K. facility relocation costs	—	(0.4)	—	(0.6)
Total of items impacting operating expense and operating income	$(8.8)	$(24.2)	$(17.3)	$(34.0)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	2.2	5.8	4.4	8.0
Reversal of deferred income tax valuation allowances	—	1.8	—	1.8
Tax expense related to domestic permanent tax differences	—	(0.5)	—	(0.5)
Total of items impacting income taxes	$2.2	$7.1	$4.4	$9.3
Net income impact of these items	$(6.6)	$(17.1)	$(12.9)	$(24.7)
Diluted EPS impact of these items	$(0.19)	$(0.51)	$(0.38)	$(0.73)
The items impacting operating expense and operating income by segment are reflected in the tables below.

Items Impacting Comparability of Operating Expense and Operating Income by Segment:

	Three Months Ended June 28, 2019
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(4.2)	$(1.3)	$(3.3)	$—	$(8.8)
Total of items impacting operating expense and operating income	$(4.2)	$(1.3)	$(3.3)	$—	$(8.8)

	Three Months Ended June 29, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(4.2)	$(2.1)	$(3.4)	$—	$(9.7)
Restructuring charge	(2.1)	(1.3)	(0.7)	(5.1)	(9.2)
Acquisition and integration costs	(2.3)	—	—	—	(2.3)
CEO retirement agreement expense	—	—	—	(2.6)	(2.6)
U.K. facility relocation costs	(0.1)	(0.3)	—	—	(0.4)
Total of items impacting operating expense and operating income	$(8.7)	$(3.7)	$(4.1)	$(7.7)	$(24.2)

ANIXTER INTERNATIONAL INC.

	Six Months Ended June 28, 2019
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(8.3)	$(2.7)	$(6.6)	$—	$(17.6)
Restructuring charge	—	—	0.1	(0.1)	—
Acquisition and integration costs	—	—	—	0.3	0.3
Total of items impacting operating expense and operating income	$(8.3)	$(2.7)	$(6.5)	$0.2	$(17.3)

	Six Months Ended June 29, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(8.0)	$(4.3)	$(6.7)	$—	$(19.0)
Restructuring charge	(2.1)	(1.3)	(0.7)	(5.1)	(9.2)
Acquisition and integration costs	(2.3)	—	—	(0.3)	(2.6)
CEO retirement agreement expense	—	—	—	(2.6)	(2.6)
U.K. facility relocation costs	(0.1)	(0.5)	—	—	(0.6)
Total of items impacting operating expense and operating income	$(12.5)	$(6.1)	$(7.4)	$(8.0)	$(34.0)

U.S. GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Reconciliation to most directly comparable U.S. GAAP financial measure:
Net income - U.S. GAAP	$63.5	$34.8	$102.6	$66.9
Items impacting net income	6.6	17.1	12.9	24.7
Net income - Non-GAAP	$70.1	$51.9	$115.5	$91.6

Diluted EPS – U.S. GAAP	$1.86	$1.02	$3.00	$1.96
Diluted EPS impact of these items	0.19	0.51	0.38	0.73
Diluted EPS – Non-GAAP	$2.05	$1.53	$3.38	$2.69

ANIXTER INTERNATIONAL INC.

Net Sales

Sales Growth Trends
	Three Months Ended June 28, 2019				Three Months Ended June 29, 2018
(In millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Acquisitions Impact	Adjusted for Acquisitions	Growth/(Decline)

								Actual	Organic
Network & Security Solutions (NSS)
North America	$901.8	$3.3	$—	$905.1	$852.9	$—	$852.9	5.7%	6.1%
EMEA	88.3	4.0	—	92.3	104.9	0.6	105.5	(15.8)%	(12.5)%
Emerging Markets	209.8	4.3	—	214.1	138.5	20.8	159.3	51.4%	34.4%
NSS	$1,199.9	$11.6	$—	$1,211.5	$1,096.3	$21.4	$1,117.7	9.4%	8.4%

Electrical & Electronic Solutions (EES)
North America	$486.9	$2.7	$5.1	$494.7	$473.6	$—	$473.6	2.8%	4.4%
EMEA	60.0	3.3	0.6	63.9	68.1	—	68.1	(12.0)%	(6.1)%
Emerging Markets	60.1	0.5	0.7	61.3	63.9	—	63.9	(5.8)%	(4.2)%
EES	$607.0	$6.5	$6.4	$619.9	$605.6	$—	$605.6	0.2%	2.3%

Utility Power Solutions (UPS)
North America	$455.7	$1.7	$0.4	$457.8	$436.0	$—	$436.0	4.5%	5.0%
UPS	$455.7	$1.7	$0.4	$457.8	$436.0	$—	$436.0	4.5%	5.0%

Total	$2,262.6	$19.8	$6.8	$2,289.2	$2,137.9	$21.4	$2,159.3	5.8%	6.0%

Geographic Sales
North America	$1,844.4	$7.7	$5.5	$1,857.6	$1,762.5	$—	$1,762.5	4.6%	5.4%
EMEA	148.3	7.3	0.6	156.2	173.0	0.6	173.6	(14.3)%	(10.0)%
Emerging Markets	269.9	4.8	0.7	275.4	202.4	20.8	223.2	33.3%	23.4%
Total	$2,262.6	$19.8	$6.8	$2,289.2	$2,137.9	$21.4	$2,159.3	5.8%	6.0%
NSS – Sales of $1,199.9 million increased 9.4% from $1,096.3 million in the prior year period. NSS organic sales increased 8.4%, adjusting for the unfavorable impact from foreign exchange and favorable impact from acquisitions, reflecting growth in both the network infrastructure and security portions of the business and in the North America and Emerging Markets geographies. NSS security sales in the second quarter of 2019 of $525.0 million, which represents 43.8% of total segment sales, increased 14.3% from the prior year period. Adjusted for the $21.2 million favorable impact from acquisitions and $0.8 million unfavorable currency impact, organic security sales growth was 9.4% compared to the second quarter of 2018.
EES – Sales of $607.0 million increased 0.2% from $605.6 million in the prior year, with growth driven by ongoing strength in the commercial and industrial business. EES organic sales increased by 2.3%, adjusting for the unfavorable impacts from copper and foreign exchange.
UPS – Sales of $455.7 million increased 4.5% from $436.0 million in the prior year period, reflecting broad-based growth with both investor-owned utility and public power customers. UPS organic sales increased 5.0%, adjusting for the unfavorable impacts from foreign exchange and copper.

ANIXTER INTERNATIONAL INC.

Sales Growth Trends
	Six Months Ended June 28, 2019				Six Months Ended June 29, 2018
(In millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Acquisitions Impact	Adjusted for Acquisitions	Growth/(Decline)

								Actual	Organic
Network & Security Solutions (NSS)
North America	$1,726.6	$8.8	$—	$1,735.4	$1,621.4	$—	$1,621.4	6.5%	7.0%
EMEA	181.9	10.2	—	192.1	203.2	1.7	204.9	(10.5)%	(6.2)%
Emerging Markets	403.9	11.3	—	415.2	266.5	46.7	313.2	51.6%	32.6%
NSS	$2,312.4	$30.3	$—	$2,342.7	$2,091.1	$48.4	$2,139.5	10.6%	9.5%

Electrical & Electronic Solutions (EES)
North America	$929.9	$6.7	$10.2	$946.8	$916.5	$—	$916.5	1.5%	3.3%
EMEA	118.9	7.4	1.1	127.4	138.4	—	138.4	(14.1)%	(7.9)%
Emerging Markets	124.2	1.5	1.3	127.0	119.1	—	119.1	4.3%	6.6%
EES	$1,173.0	$15.6	$12.6	$1,201.2	$1,174.0	$—	$1,174.0	(0.1)%	2.3%

Utility Power Solutions (UPS)
North America	$885.7	$4.2	$0.6	$890.5	$837.0	$—	$837.0	5.8%	6.4%
UPS	$885.7	$4.2	$0.6	$890.5	$837.0	$—	$837.0	5.8%	6.4%

Total	$4,371.1	$50.1	$13.2	$4,434.4	$4,102.1	$48.4	$4,150.5	6.6%	6.8%

Geographic Sales
North America	$3,542.2	$19.7	$10.8	$3,572.7	$3,374.9	$—	$3,374.9	5.0%	5.9%
EMEA	300.8	17.6	1.1	319.5	341.6	1.7	343.3	(11.9)%	(6.9)%
Emerging Markets	528.1	12.8	1.3	542.2	385.6	46.7	432.3	37.0%	25.4%
Total	$4,371.1	$50.1	$13.2	$4,434.4	$4,102.1	$48.4	$4,150.5	6.6%	6.8%
NSS – Sales of $2,312.4 million increased 10.6% from $2,091.1 million in the prior year period. NSS organic sales increased 9.5%, adjusting for the unfavorable impact from foreign exchange and favorable impact from acquisitions, reflecting growth in both the network infrastructure and security portions of the business and in the North America and Emerging Markets geographies. NSS security sales in the six months ended June 28, 2019 of $1,000.8 million, which represents 43.3% of total segment sales, increased 14.7% from the prior year period. Adjusted for the $48.1 million favorable impact from acquisitions and $7.5 million unfavorable currency impact, organic security sales growth was 9.6% compared to the six months ended June 29, 2018.
EES – Sales of $1,173.0 million decreased 0.1% from $1,174.0 million in the prior year, weakened by the unfavorable impacts from foreign exchange and copper. EES organic sales increased by 2.3%, with growth driven by ongoing strength in the commercial and industrial business.
UPS – Sales of $885.7 million increased 5.8% from $837.0 million in the prior year period, reflecting broad-based growth with both investor-owned utility and public power customers. UPS organic sales increased 6.4%, adjusting for the unfavorable impacts from foreign exchange and copper.
Gross Margin
Gross margin of 19.9% in the second quarter of 2019 compares to 19.6% in the second quarter of 2018. Gross margin of 19.9% in the six months ended June 28, 2019 compares to 19.6% in the six months ended June 29, 2018. The higher gross margin was primarily driven by margin initiatives implemented across the business.

ANIXTER INTERNATIONAL INC.

Operating Expenses
Operating expenses were $344.3 million and $347.8 million in the second quarter of 2019 and 2018, respectively. The second quarter of 2019 includes $8.8 million of intangible asset amortization. The second quarter of 2018 includes $9.7 million of intangible asset amortization, a restructuring charge of $9.2 million, $2.3 million of acquisition and integration costs, $2.6 million of CEO retirement agreement expense and $0.4 million of U.K. facility relocation costs. The CEO retirement agreement expense relates to additional stock compensation for a retirement agreement with the previous CEO, which extended the terms of his non-competition and non-solicitation restrictions in exchange for extended vesting and termination provisions of previously granted equity awards. The U.K. facility relocation costs relate to expenses we incurred to move our largest warehouse in EMEA. We were forced to move this location due to a government-backed rail line that will run through our legacy facility. Excluding these items from their related periods, adjusted operating expenses in the second quarter of 2019 increased 3.7% to $335.5 million, or 14.8% of sales, which compares to prior year adjusted operating expense of $323.6 million, or 15.1% of sales. Further adjusting operating expenses for a favorable $3.4 million impact of foreign currency in the second quarter of 2019, adjusted operating expenses would have increased by 4.8%.
Operating expenses were $688.6 million and $671.0 million in the six months ended June 28, 2019 and June 29, 2018, respectively. The six months ended June 28, 2019 includes $17.6 million of intangible asset amortization and a reversal of acquisition and integration costs of $0.3 million. The six months ended June 29, 2018 includes $19.0 million of intangible asset amortization, a restructuring charge of $9.2 million, $2.6 million of acquisition and integration costs, $2.6 million of CEO retirement agreement expense and $0.6 million of U.K. facility relocation costs. Excluding these item from their related periods, adjusted operating expenses in the six months ended June 28, 2019 increased 5.4% to $671.3 million, or 15.4% of sales, which compares to prior year adjusted operating expense of $637.0 million, or 15.5% of sales. Further adjusting operating expenses for a favorable $8.6 million impact of foreign currency in the six months ended June 28, 2019, adjusted operating expenses would have increased by 6.7% .

Operating Income

	Three Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2019	$86.3	$38.2	$23.1	$(41.9)	$105.7
Operating income, 2018	66.1	35.6	17.9	(48.3)	71.3
$ Change	$20.2	$2.6	$5.2	$6.4	$34.4
% Change	30.5%	7.1%	28.4%	13.6%	48.2%

Items impacting operating income in 2019	$4.2	$1.3	$3.3	$—	$8.8
Adjusted operating income, 2019 (Non-GAAP)	$90.5	$39.5	$26.4	$(41.9)	$114.5

Items impacting operating income in 2018	$8.7	$3.7	$4.1	$7.7	$24.2
Adjusted operating income, 2018 (Non-GAAP)	$74.8	$39.3	$22.0	$(40.6)	$95.5

Adjusted % Change (Non-GAAP)	21.0%	0.5%	20.0%	(3.2)%	19.9%

Plus the % impact of:
Foreign exchange	1.8%	1.1%	0.8%	(0.6)%	1.9%
Copper pricing	—%	3.7%	0.3%	—%	1.9%
Organic (Non-GAAP)	32.3%	11.9%	29.5%	13.0%	52.0%

ANIXTER INTERNATIONAL INC.

NSS – Operating income was $86.3 million, or 7.2% of sales, in the second quarter of 2019, compared to $66.1 million, or 6.0% of sales, in the second quarter of 2018. The increase in operating income in 2019 was due to sales growth in both the network infrastructure and security portions of the business and gross margin improvement. NSS delivered adjusted operating income of $90.5 million in the second quarter of 2019 resulting in adjusted operating margin of 7.5%. NSS delivered adjusted operating income of $74.8 million in the second quarter of 2018 resulting in adjusted operating margin of 6.8%.

EES – Operating income was $38.2 million, or 6.3% of sales, in the second quarter of 2019, compared to $35.6 million, or 5.9% of sales, in the second quarter of 2018. The increase in operating income in 2019 was driven by expense discipline. EES delivered adjusted operating income of $39.5 million in the second quarter of 2019 resulting in adjusted operating margin of 6.5%. EES delivered adjusted operating income of $39.3 million in the second quarter of 2018 resulting in adjusted operating margin of 6.5%.

UPS – Operating income was $23.1 million, or 5.1% of sales, in the second quarter of 2019, compared to $17.9 million, or 4.1% in the second quarter of 2018. The increase in operating income in 2019 was driven by sales growth and gross margin improvement. UPS delivered adjusted operating income of $26.4 million in the second quarter of 2019 resulting in adjusted operating margin of 5.8%. UPS delivered adjusted operating income of $22.0 million in the second quarter of 2018 resulting in adjusted operating margin of 5.1%.

	Six Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2019	$157.2	$67.3	$41.6	$(85.8)	$180.3
Operating income, 2018	119.6	67.0	34.3	(88.0)	132.9
$ Change	$37.6	$0.3	$7.3	$2.2	$47.4
% Change	31.4%	0.4%	21.2%	2.6%	35.7%

Items impacting operating income in 2019	$8.3	$2.7	$6.5	$(0.2)	$17.3
Adjusted operating income, 2019 (Non-GAAP)	$165.5	$70.0	$48.1	$(86.0)	$197.6

Items impacting operating income in 2018	$12.5	$6.1	$7.4	$8.0	$34.0
Adjusted operating income, 2018 (Non-GAAP)	$132.1	$73.1	$41.7	$(80.0)	$166.9

Adjusted % Change (Non-GAAP)	25.3%	(4.2)%	15.3%	(7.5)%	18.4%

Plus the % impact of:
Foreign exchange	2.3%	1.1%	1.0%	(0.6)%	2.4%
Copper pricing	—%	3.9%	0.3%	—%	2.0%
Organic (Non-GAAP)	33.7%	5.4%	22.5%	2.0%	40.1%

NSS – Operating income was $157.2 million, or 6.8% of sales, in the six months ended June 28, 2019, compared to $119.6 million, or 5.7% of sales, in the six months ended June 29, 2018. The increase in operating income in 2019 was due to sales growth in both the network infrastructure and security portions of the business and gross margin improvement. NSS delivered adjusted operating income of $165.5 million in the six months ended June 28, 2019, resulting in adjusted operating margin of 7.2%. NSS delivered adjusted operating income of $132.1 million in the six months June 29, 2018, resulting in adjusted operating margin of 6.3%.

EES – Operating income was $67.3 million, or 5.7% of sales, in the six months ended June 28, 2019, compared to $67.0 million, or 5.7% of sales, in the six months ended June 29, 2018. The increase in operating income in 2019 was driven by expense discipline, but partially offset by the unfavorable impacts from lower copper prices. EES delivered adjusted operating income of $70.0 million in the six months ended June 28, 2019, resulting in adjusted operating margin of 6.0%. EES delivered adjusted operating income of $73.1 million in the six months ended June 29, 2018, resulting in adjusted operating margin of 6.2%.

UPS – Operating income was $41.6 million, or 4.7% of sales, in the six months June 28, 2019, compared to $34.3 million, or 4.1% in the six months ended June 29, 2018. The increase in operating income in 2019 was driven by sales growth and gross margin improvement. UPS delivered adjusted operating income of $48.1 million in the six months ended June 28, 2019, resulting in adjusted operating margin of 5.4%. UPS delivered adjusted operating income of $41.7 million in the six months ended June 29, 2018, resulting in adjusted operating margin of 5.0%.

ANIXTER INTERNATIONAL INC.

Interest Expense and Other
Interest expense was $19.4 million and $19.0 million in the second quarter of 2019 and 2018, respectively. Interest expense was $39.8 million and $37.2 million in the six months ended June 28, 2019 and June 29, 2018, respectively. The increase in interest expense in 2019 was driven by higher borrowings under the revolving lines of credit due to the acquisitions in the second quarter of 2018 and to support volume-driven higher working capital requirements.
Other, net expense was $0.7 million and $3.3 million in the second quarter of 2019 and 2018, respectively. Other, net income of $1.1 million in the six months ended June 28, 2019 compares to expense of $1.0 million in the six months ended June 29, 2018.
Income Taxes
Our effective tax rate for the second quarter of 2019 was 25.8% compared to 29.0% in the prior year period. The prior year period included a $1.8 million tax benefit related to the reversal of deferred income tax valuation allowances, partially offset by $0.5 million of tax expense related to domestic permanent tax differences. Our effective tax rate for the six months ended June 28, 2019 was 27.6% compared to 29.4% in the prior year period. The decrease in the effective tax rate was due primarily to the change in the country mix of earnings, foreign tax credit benefits and other incentives enacted by the recent tax reform.
EBITDA and Adjusted EBITDA

Q2 EBITDA and Adjusted EBITDA by Segment:
	Three Months Ended June 28, 2019
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss)	$86.3	$38.2	$23.1	$(84.1)	$63.5
Interest expense	—	—	—	19.4	19.4
Income taxes	—	—	—	22.1	22.1
Depreciation	2.4	1.8	0.9	4.6	9.7
Amortization of intangible assets	4.2	1.3	3.3	—	8.8
EBITDA	$92.9	$41.3	$27.3	$(38.0)	$123.5

Foreign exchange and other non-operating expense	$—	$—	$—	$0.7	$0.7
Stock-based compensation	0.7	0.5	0.1	3.9	5.2
Adjusted EBITDA	$93.6	$41.8	$27.4	$(33.4)	$129.4

	Three Months Ended June 29, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss)	$66.1	$35.6	$17.9	$(84.8)	$34.8
Interest expense	—	—	—	19.0	19.0
Income taxes	—	—	—	14.2	14.2
Depreciation	0.9	0.7	0.9	5.2	7.7
Amortization of intangible assets	4.2	2.1	3.4	—	9.7
EBITDA	$71.2	$38.4	$22.2	$(46.4)	$85.4

Total of items impacting operating income (a)	$4.5	$1.6	$0.7	$5.1	$11.9
Foreign exchange and other non-operating expense	—	—	—	3.3	3.3
Stock-based compensation	0.4	0.4	0.2	6.2	7.2
Adjusted EBITDA	$76.1	$40.4	$23.1	$(31.8)	$107.8

(a)
Items impacting operating income excludes amortization of intangible assets and CEO retirement agreement expense in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation and CEO retirement agreement expense is added back as part of Stock-based compensation.

ANIXTER INTERNATIONAL INC.

NSS – NSS adjusted EBITDA of $93.6 million in the second quarter of 2019 compares to $76.1 million in the second quarter of 2018. The increase in adjusted EBITDA was driven by gross margin improvement and the favorable impact from acquisitions.
EES – EES adjusted EBITDA of $41.8 million in the second quarter of 2019 compares to $40.4 million in the second quarter of 2018. The increase in adjusted EBITDA was driven by expense discipline.
UPS – UPS adjusted EBITDA of $27.4 million in the second quarter of 2019 compares to $23.1 million in the second quarter of 2018. The increase in adjusted EBITDA was driven by sales growth and gross margin improvement.

Q2 YTD EBITDA and Adjusted EBITDA by Segment:
	Six Months Ended June 28, 2019
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss)	$157.2	$67.3	$41.6	$(163.5)	$102.6
Interest expense	—	—	—	39.8	39.8
Income taxes	—	—	—	39.0	39.0
Depreciation	4.8	3.6	1.8	8.8	19.0
Amortization of intangible assets	8.3	2.7	6.6	—	17.6
EBITDA	$170.3	$73.6	$50.0	$(75.9)	$218.0

Total of items impacting operating income (a)	$—	$—	$(0.1)	$(0.2)	$(0.3)
Foreign exchange and other non-operating (income)	—	—	—	(1.1)	(1.1)
Stock-based compensation	1.3	0.8	0.2	7.0	9.3
Adjusted EBITDA	$171.6	$74.4	$50.1	$(70.2)	$225.9

(a)	Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

	Six Months Ended June 29, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss)	$119.6	$67.0	$34.3	$(154.0)	$66.9
Interest expense	—	—	—	37.2	37.2
Income taxes	—	—	—	27.8	27.8
Depreciation	1.7	1.2	1.8	10.4	15.1
Amortization of intangible assets	8.0	4.3	6.7	—	19.0
EBITDA	$129.3	$72.5	$42.8	$(78.6)	$166.0

Total of items impacting operating income (a)	$4.5	$1.8	$0.7	$5.4	$12.4
Foreign exchange and other non-operating expense	—	—	—	1.0	1.0
Stock-based compensation	0.8	0.8	0.5	9.7	11.8
Adjusted EBITDA	$134.6	$75.1	$44.0	$(62.5)	$191.2

(a)
Items impacting operating income excludes amortization of intangible assets and CEO retirement agreement expense in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation and CEO retirement agreement expense is added back as part of Stock-based compensation.

ANIXTER INTERNATIONAL INC.

NSS – NSS adjusted EBITDA of $171.6 million in the six months ended June 28, 2019 compares to $134.6 million in the six months ended June 29, 2018. The increase in adjusted EBITDA was driven by gross margin improvement and the favorable impact from acquisitions.
EES – EES adjusted EBITDA of $74.4 million in the six months ended June 28, 2019 compares to $75.1 million in the six months ended June 29, 2018. The decrease in adjusted EBITDA was driven by the unfavorable impacts from lower copper prices.
UPS – UPS adjusted EBITDA of $50.1 million in the six months ended June 28, 2019 compares to $44.0 million in the six months ended June 29, 2018. The increase in adjusted EBITDA was driven by sales growth and gross margin improvement.

ANIXTER INTERNATIONAL INC.

Financial Liquidity and Capital Resources
Cash Flow
As a distributor, our use of capital is largely for working capital to support our revenue growth. Capital commitments for property and equipment are primarily for information technology assets, warehouse equipment, office furniture and fixtures and leasehold improvements, because we operate almost entirely from leased facilities. Therefore, in any given reporting period, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales.

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
Net cash used in operations was $63.2 million in the six months ended June 28, 2019 compared to $69.3 million of net cash provided by operations in the prior year period. The decrease is primarily due to higher investment in working capital to support growth in the business.
Net cash used in investing activities was $13.5 million in the six months ended June 28, 2019 and related to capital expenditures. Net cash used in investing activities was $170.3 million in the six months ended June 29, 2018, which included $149.9 million for the acquisition of security businesses in Australia and New Zealand and $24.5 million for capital expenditures. Capital expenditures are expected to be approximately $55 - $60 million in 2019 as we continue to invest in warehouse equipment, information system upgrades, integration of acquired businesses and new software to support our infrastructure.
Net cash provided by financing activities was $46.0 million in the six months ended June 28, 2019 compared to net cash provided by financing activities of $90.2 million in the six months ended June 29, 2018. During the six months ended June 28, 2019 and June 29, 2018, we had net borrowings on our long-term debt of $46.0 million and $89.1 million, respectively.
Liquidity and Capital Resources
At June 28, 2019, our primary liquidity source was the U.S. accounts receivable asset based revolving credit facility in an aggregate committed amount of $600.0 million ("Receivables Facility") and the U.S. inventory asset based revolving credit facility in an aggregate committed amount of $150.0 million ("Inventory Facility"). At June 28, 2019, there was $298.0 million of borrowings under the Receivables Facility, and there were no borrowings under the Inventory Facility.
Our debt-to-capital ratio decreased from 44.4% at December 28, 2018 to 43.4% at June 28, 2019, below our targeted range of 45-50%.
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

ITEM 4.  CONTROLS AND PROCEDURES.
Under the supervision and with the participation of Anixter's management, including its principal executive officer and principal financial officer, an evaluation was conducted as of June 28, 2019 of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective as of June 28, 2019. There was no change in internal control over financial reporting that occurred during the three months ended June 28, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2019 and June 29, 2018, (ii) the Condensed Consolidated Balance Sheets at June 28, 2019 and December 28, 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2019 and June 29, 2018, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 28, 2019 and June 29, 2018, and (v) Notes to the Condensed Consolidated Financial Statements for the three and six months ended June 28, 2019.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

July 25, 2019	By:	/s/ William A. Galvin
William A. Galvin
President and Chief Executive Officer

July 25, 2019	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer