Form 10-Q
period 2019-09-27
ANIXTER INTERNATIONAL INC
filed 2019-10-30
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2019
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
Yes  ☐ No  ☒
At October 22, 2019, 33,827,906 shares of registrant’s Common Stock, $1 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
(In millions, except per share amounts)
Net sales	$2,222.2	$2,179.0	$6,593.3	$6,281.1
Cost of goods sold	1,775.8	1,754.9	5,278.0	5,053.1
Gross profit	446.4	424.1	1,315.3	1,228.0
Operating expenses	344.6	334.6	1,033.2	1,005.6
Operating income	101.8	89.5	282.1	222.4
Other expense:
Interest expense	(18.5)	(19.3)	(58.3)	(56.5)
Other, net	(1.2)	(1.6)	(0.1)	(2.6)
Income before income taxes	82.1	68.6	223.7	163.3
Income tax expense	22.8	21.0	61.8	48.8
Net income	$59.3	$47.6	$161.9	$114.5
Income per share:
Basic	$1.74	$1.41	$4.75	$3.39
Diluted	$1.73	$1.40	$4.73	$3.36

Basic weighted-average common shares outstanding	34.2	33.8	34.1	33.8
Effect of dilutive securities:
Stock options and units	0.1	0.3	0.1	0.3
Diluted weighted-average common shares outstanding	34.3	34.1	34.2	34.1

Net income	$59.3	$47.6	$161.9	$114.5
Other comprehensive (loss) income:
Foreign currency translation	(13.9)	6.5	2.1	(22.8)
Changes in unrealized pension cost, net of tax	0.9	0.7	2.1	1.9
Other comprehensive (loss) income	(13.0)	7.2	4.2	(20.9)
Comprehensive income	$46.3	$54.8	$166.1	$93.6

See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 27, 2019	December 28, 2018
(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$95.7	$81.0
Accounts receivable, net	1,658.3	1,600.0
Inventories	1,339.1	1,440.4
Other current assets	46.3	50.6
Total current assets	3,139.4	3,172.0
Property and equipment, at cost	420.6	398.4
Accumulated depreciation	(253.5)	(235.1)
Property and equipment, net	167.1	163.3
Operating leases	252.8	—
Goodwill	833.3	832.0
Intangible assets, net	365.9	392.9
Other assets	110.0	92.9
Total assets	$4,868.5	$4,653.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,266.5	$1,320.0
Accrued expenses	315.1	309.0
Current operating lease obligations	58.6	—
Total current liabilities	1,640.2	1,629.0
Long-term debt	1,083.2	1,252.7
Operating lease obligations	201.0	—
Other liabilities	192.7	201.0
Total liabilities	3,117.1	3,082.7
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 34,194,301 and 33,862,704 shares issued and outstanding at September 27, 2019 and December 28, 2018, respectively	34.2	33.9
Capital surplus	307.3	292.7
Retained earnings	1,682.8	1,513.2
Accumulated other comprehensive loss:
Foreign currency translation	(166.5)	(168.6)
Unrecognized pension liability, net	(106.4)	(100.8)
Total accumulated other comprehensive loss	(272.9)	(269.4)
Total stockholders’ equity	1,751.4	1,570.4
Total liabilities and stockholders’ equity	$4,868.5	$4,653.1
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 27, 2019	September 28, 2018
(In millions)
Operating activities:
Net income	$161.9	$114.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28.7	23.3
Amortization of intangible assets	26.4	28.6
Stock-based compensation	14.5	15.0
Deferred income taxes	0.1	0.1
Pension plan contributions	(5.2)	(5.8)
Pension plan expenses	4.6	3.2
Changes in current assets and liabilities, net	(15.8)	(74.8)
Other, net	(8.8)	(1.3)
Net cash provided by operating activities	206.4	102.8
Investing activities:
Acquisitions of businesses, net of cash acquired	—	(149.9)
Capital expenditures, net	(27.5)	(32.0)
Other	—	9.1
Net cash used in investing activities	(27.5)	(172.8)
Financing activities:
Proceeds from borrowings	3,361.9	2,036.8
Repayments of borrowings	(3,534.4)	(2,020.5)
Proceeds from stock options exercised	4.3	1.5
Other, net	(1.5)	—
Net cash (used in) provided by financing activities	(169.7)	17.8
Increase (decrease) in cash and cash equivalents	9.2	(52.2)
Effect of exchange rate changes on cash balances	5.5	6.1
Cash and cash equivalents at beginning of period	81.0	116.0
Cash and cash equivalents at end of period	$95.7	$69.9
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 27, 2019
	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
(In millions)
Balance at June 28, 2019	34.1	$34.1	$300.2	$1,623.5	$(259.9)	$1,697.9
Net income	—	—	—	59.3	—	59.3
Other comprehensive (loss) income:
Foreign currency translation	—	—	—	—	(13.9)	(13.9)
Changes in unrealized pension cost, net of tax	—	—	—	—	0.9	0.9
Stock-based compensation	—	—	5.2	—	—	5.2
Issuance of common stock and related taxes	0.1	0.1	1.9	—	—	2.0
Balance at September 27, 2019	34.2	$34.2	$307.3	$1,682.8	$(272.9)	$1,751.4

	Three Months Ended September 28, 2018
	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
(In millions)
Balance at June 29, 2018	33.8	$33.8	$288.2	$1,423.8	$(238.4)	$1,507.4
Net income	—	—	—	47.6	—	47.6
Other comprehensive income:
Foreign currency translation	—	—	—	—	6.5	6.5
Changes in unrealized pension cost, net of tax	—	—	—	—	0.7	0.7
Stock-based compensation	—	—	3.2	—	—	3.2
Issuance of common stock and related taxes	0.1	0.1	(1.4)	—	—	(1.3)
Balance at September 28, 2018	33.9	$33.9	$290.0	$1,471.4	$(231.2)	$1,564.1
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY– (Continued)
(Unaudited)

	Nine Months Ended September 27, 2019
	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
(In millions)
Balance at December 28, 2018	33.9	$33.9	$292.7	$1,513.2	$(269.4)	$1,570.4
Net income	—	—	—	161.9	—	161.9
Other comprehensive income:
Foreign currency translation	—	—	—	—	2.1	2.1
Changes in unrealized pension cost, net of tax	—	—	—	—	2.1	2.1
Reclassification of tax effects (a)	—	—	—	7.7	(7.7)	—
Stock-based compensation	—	—	14.5	—	—	14.5
Issuance of common stock and related taxes	0.3	0.3	0.1	—	—	0.4
Balance at September 27, 2019	34.2	$34.2	$307.3	$1,682.8	$(272.9)	$1,751.4

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

	Nine Months Ended September 28, 2018
	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
(In millions)
Balance at December 29, 2017	33.7	$33.7	$278.7	$1,356.9	$(210.3)	$1,459.0
Net income	—	—	—	114.5	—	114.5
Other comprehensive (loss) income:
Foreign currency translation	—	—	—	—	(22.8)	(22.8)
Changes in unrealized pension cost, net of tax	—	—	—	—	1.9	1.9
Stock-based compensation	—	—	15.0	—	—	15.0
Issuance of common stock and related taxes	0.2	0.2	(3.7)	—	—	(3.5)
Balance at September 28, 2018	33.9	$33.9	$290.0	$1,471.4	$(231.2)	$1,564.1
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
The Company maintains its financial records on the basis of a fiscal year ending on the Friday nearest December 31, with the fiscal quarters typically spanning thirteen weeks. The first quarter ends on the Friday of the first thirteen-week period, the second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2019 ended on September 27, 2019, and the third quarter of fiscal year 2018 ended on September 28, 2018.
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
At December 28, 2018, $17.2 million of deferred revenue related to outstanding contracts was reported in "Accrued expenses" in the Company's Consolidated Balance Sheet. This balance primarily represents prepayments from customers. During the three and nine months ended September 27, 2019, $3.1 million and $13.5 million, respectively, of this deferred revenue was recognized. At September 27, 2019, deferred revenue was $17.2 million. The Company expects to recognize this balance as revenue within the next twelve months.
Other, net: The following represents the components of "Other, net" as reflected in the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Other, net:
Foreign exchange loss	$(1.9)	$(2.5)	$(2.7)	$(6.2)
Cash surrender value of life insurance policies	0.3	0.3	3.0	0.1
Net periodic pension benefit	0.7	1.3	2.0	3.9
Other	(0.3)	(0.7)	(2.4)	(0.4)
Total other, net	$(1.2)	$(1.6)	$(0.1)	$(2.6)

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At September 27, 2019 and December 28, 2018, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At September 27, 2019 and December 28, 2018, the gross notional amount of the foreign currency forward contracts outstanding was approximately $117.2 million and $96.3 million, respectively. At September 27, 2019 and December 28, 2018, the net notional amount of the foreign currency forward contracts outstanding was approximately $76.6 million and $75.7 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts are immaterial.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of the Company's company owned life insurance policies associated with the sponsored deferred compensation program.
Leases: At contract inception the Company determines if an arrangement is a lease. Operating leases are included in "Operating leases", "Current operating lease obligations" and "Operating lease obligations" on the Condensed Consolidated Balance Sheets. Finance leases are included in "Property and equipment, net", "Accrued expenses" and "Long-term debt" on the Condensed Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases was immaterial as of September 27, 2019, and December 28, 2018. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components and has elected to account for these components as a single lease component.
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
The market approach measures the fair value of a reporting unit through the analysis of recent sales, offerings, and financial multiples (sales or earnings before interest, tax, depreciation and amortization ("EBITDA")) of comparable businesses, which would be considered Level 2 in the fair value hierarchy. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business.
In connection with the annual assessment of goodwill at the beginning of the third quarter of 2019, the Company bypassed the qualitative assessment and performed a quantitative test for all reporting units and utilized a combination of the income and market approaches. As a result of this assessment, the Company concluded that no impairment existed and the carrying amount of goodwill to be fully recoverable.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2.  RESTRUCTURING CHARGES
The Company considers restructuring activities to be programs whereby Anixter fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. The following table summarizes activity related to liabilities associated with restructuring activities:

	Restructuring Activity
	Q2 2018 Plan
(In millions)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Total
Balance at December 28, 2018	$6.7	$0.2	$6.9
Payments and other	(3.2)	—	(3.2)
Balance at September 27, 2019	$3.5	$0.2	$3.7

(a)	Employee-related costs primarily consist of severance benefits provided to employees who have been involuntarily terminated.

(b)	Facility exit and other costs primarily consist of lease termination costs.
Q2 2018 Restructuring Plan
In the second quarter of 2018, the Company recorded a pre-tax charge of $2.1 million, $1.3 million and $1.1 million in its Network & Security Solutions ("NSS"), Electrical & Electronic Solutions ("EES") and Utility Power Solutions ("UPS") segments, respectively, and an additional $5.4 million at its corporate headquarters, primarily for severance-related expenses associated with a reduction of approximately 260 positions. In the third quarter of 2018, the Company recorded an additional $0.2 million charge at its corporate headquarters. The $10.1 million charge related to the second quarter 2018 plan primarily reflects actions related to facilities consolidation, systems integration and back office functions. This charge was included in "Operating expenses" in the Company's Condensed Consolidated Statements of Comprehensive Income for fiscal year 2018. The majority of the balance included in accrued expenses of $3.7 million as of September 27, 2019 is expected to be paid by the first half of 2020.

NOTE 3. LEASES
The Company adopted ASU 2016-02, Leases, as of December 29, 2018, using the modified retrospective approach. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below.
Substantially all of Anixter's office and warehouse facilities are leased under operating leases. The Company also leases certain equipment and vehicles primarily as operating leases. Lease costs are included within "Operating expenses" in the Company's Condensed Consolidated Statements of Comprehensive Income. During the three and nine months ended September 27, 2019, these costs were as follows:

	Three Months Ended	Nine Months Ended
(In millions)	September 27, 2019	September 27, 2019
Lease cost
Operating lease cost	$18.6	$57.6
Variable lease cost	5.6	17.2
Short-term lease cost	0.3	1.0
Total lease cost	$24.5	$75.8

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average remaining lease term and weighted-average discount rate under operating leases were as follows:

September 27, 2019
Lease term and discount rate
Weighted-average remaining lease term	6.4 years
Weighted-average discount rate (a)	6.1%

(a)	Upon adoption of ASU 2016-02, the discount rate used for existing leases was established as of December 29, 2018.
Maturities of operating lease liabilities at September 27, 2019 were as follows:

(In millions)
2019 (excluding the nine months ended September 27, 2019)	$20.1
2020	68.8
2021	52.2
2022	46.6
2023	34.4
2024 and thereafter	95.9
Total lease payments	$318.0
Less imputed interest	58.4
Present value of lease liabilities	$259.6

Operating lease payments include $17.3 million related to options to extend lease terms that are reasonably certain of being exercised. As of September 27, 2019, the Company has an additional lease related to facilities that has not yet commenced of $4.2 million. This operating lease will commence in fiscal year 2020 with a lease term of ten years. Anixter subleases certain real estate to third parties. During the three and nine months ended September 27, 2019, the Company recognized income of $0.3 million and $0.8 million, respectively, which was included within "Operating expenses" in the Company's Condensed Consolidated Statements of Comprehensive Income. Aggregate future minimum rentals to be received under non-cancelable subleases at September 27, 2019 were $3.9 million.
During the nine months ended September 27, 2019, leased assets obtained in exchange for operating lease obligations were $312.0 million. The operating cash outflow for amounts included in the measurement of operating lease obligations was $47.0 million.

NOTE 4. DEBT
Debt is summarized below:

(In millions)	September 27, 2019	December 28, 2018
Long-term debt:
6.00% Senior notes due 2025	$247.2	$246.9
5.50% Senior notes due 2023	347.8	347.4
5.125% Senior notes due 2021	398.1	397.4
Revolving lines of credit	82.0	260.0
Finance lease obligations	4.1	0.9
Other	9.0	6.1
Unamortized deferred financing costs	(5.0)	(6.0)
Total long-term debt	$1,083.2	$1,252.7

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

At September 27, 2019, the Company's total carrying value and estimated fair value of debt outstanding was $1,083.2 million and $1,166.4 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at December 28, 2018 of $1,252.7 million and $1,261.7 million, respectively. The decrease in the carrying value and estimated fair value is primarily due to lower outstanding borrowings under Anixter's revolving lines of credit.

NOTE 5.  LEGAL CONTINGENCIES
From time to time, Anixter is party to legal proceedings and matters that arise in the ordinary course of business. As of September 27, 2019, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 6.  INCOME TAXES
The Company's effective tax rate for the third quarter of 2019 was 27.8% compared to 30.6% in the prior year period. The Company's effective tax rate for the nine months ended September 27, 2019 was 27.7% compared to 29.9% in the prior year period. Income tax expense for the nine months ended September 28, 2018 included a $1.8 million tax benefit related to the reversal of deferred income tax valuation allowances, partially offset by $0.5 million of tax expense related to domestic permanent tax differences. The decrease in the effective tax rate was due primarily to the change in the country mix of earnings, foreign tax credit benefits and other incentives enacted by the recent tax reform.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of net periodic pension cost (benefit) were as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans		Total
(In millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Recorded in operating expenses:
Service cost	$0.7	$0.8	$1.5	$1.5	$2.2	$2.3

Recorded in other, net:
Interest cost	2.7	2.6	1.7	1.6	4.4	4.2
Expected return on plan assets	(3.6)	(4.0)	(2.7)	(2.4)	(6.3)	(6.4)
Net amortization (a)	0.4	0.2	0.8	0.7	1.2	0.9
Total recorded in other, net	$(0.5)	(1.2)	(0.2)	(0.1)	(0.7)	(1.3)

Total net periodic pension cost (benefit)	$0.2	$(0.4)	$1.3	$1.4	$1.5	$1.0

(a)	Reclassified from AOCI.

	Nine Months Ended
	Domestic Plans		Foreign Plans		Total
(In millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Recorded in operating expenses:
Service cost	$2.3	$2.6	$4.3	$4.5	$6.6	$7.1

Recorded in other, net:
Interest cost	8.2	7.7	5.2	5.1	13.4	12.8
Expected return on plan assets	(10.8)	(12.0)	(8.2)	(7.4)	(19.0)	(19.4)
Net amortization (a)	1.2	0.5	2.4	2.2	3.6	2.7
Total recorded in other, net	$(1.4)	$(3.8)	$(0.6)	$(0.1)	$(2.0)	$(3.9)

Total net periodic pension cost (benefit)	$0.9	$(1.2)	$3.7	$4.4	$4.6	$3.2

(a)	Reclassified from AOCI.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8. STOCKHOLDERS' EQUITY
At the end of the third quarter of 2019, there were 1.3 million shares reserved for issuance under the 2017 Stock Incentive Plan. Under such plan, the Company pays non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock units is amortized over the respective vesting period representing the requisite service period, generally three to six years. Director stock units are expensed in the period in which they are granted, as these vest immediately. The 2019 employee performance-based restricted stock units ("performance units") are issued on the third anniversary of the grant date based on the Company's adjusted EBITDA margin for each of the performance periods with a total shareholder return ("TSR") modifier relative to the TSR of the peer group companies determined by the Company's compensation committee. The fair value of each performance unit tranche is estimated using the Monte Carlo Simulation pricing model at the date of grant.
During the three and nine months ended September 27, 2019, the Company granted 1,510 and 229,647 stock units to employees, respectively, with a weighted-average grant-date fair value of $0.1 million and $13.6 million, respectively. During the three months ended September 27, 2019, the Company did not issue performance units to employees. During the nine months ended September 27, 2019, the Company granted 58,139 performance units to employees with a weighted-average grant-date fair value of $3.6 million.
During the three and nine months ended September 27, 2019, the Company granted directors 11,555 and 36,829 stock units, respectively, with a weighted-average grant-date fair value of $0.7 million and $2.1 million, respectively.
Antidilutive stock options and units are excluded from the calculation of weighted-average shares for diluted earnings per share. For the third quarter of 2019 and 2018, the antidilutive stock options and units were immaterial.

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment Financial Information
Segment information for the three and nine months ended September 27, 2019 and September 28, 2018 was as follows:

(In millions)
Third Quarter of 2019	NSS	EES	UPS	Corporate	Total
Net sales	$1,179.3	$580.1	$462.8	$—	$2,222.2
Operating income (losses)	84.8	35.3	23.7	(42.0)	101.8

Third Quarter of 2018	NSS	EES	UPS	Corporate	Total
Net sales	$1,138.0	$597.4	$443.6	$—	$2,179.0
Operating income (losses)	75.0	34.1	19.9	(39.5)	89.5

Nine Months of 2019	NSS	EES	UPS	Corporate	Total
Net sales	$3,491.7	$1,753.1	$1,348.5	$—	$6,593.3
Operating income (losses)	242.0	102.6	65.3	(127.8)	282.1

Nine Months of 2018	NSS	EES	UPS	Corporate	Total
Net sales	$3,229.1	$1,771.4	$1,280.6	$—	$6,281.1
Operating income (losses)	194.6	101.1	54.2	(127.5)	222.4

Geographic Information
The following table summarizes net sales by geographic areas for the three and nine months ended September 27, 2019 and September 28, 2018:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net sales
North America	$1,812.4	$1,774.0	$5,354.6	$5,148.9
EMEA	155.6	160.6	456.4	502.2
Emerging Markets	254.2	244.4	782.3	630.0
Total net sales	$2,222.2	$2,179.0	$6,593.3	$6,281.1

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to the Company's reporting units during the nine months ended September 27, 2019:

(In millions)	NSS	EES	UPS	Total
Balance as of December 28, 2018	$472.7	$180.9	$178.4	$832.0
Acquisition related	0.2	—	—	0.2
Foreign currency translation	(2.0)	0.2	2.9	1.1
Balance as of September 27, 2019	$470.9	$181.1	$181.3	$833.3

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
Anixter International Inc. guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc., its 100% owned primary operating subsidiary. Anixter International Inc. has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	September 27, 2019	December 28, 2018
Assets:
Current assets	$3,137.1	$3,171.6
Property and equipment, net	172.0	169.1
Operating leases	244.0	—
Goodwill	833.3	832.0
Intangible assets, net	365.9	392.9
Other assets	110.0	92.9
	$4,862.3	$4,658.5
Liabilities and Stockholder's Equity:
Current liabilities	$1,639.5	$1,630.3
Long-term debt	1,089.9	1,260.7
Operating lease obligations	194.2	—
Other liabilities	191.1	199.6
Stockholder’s equity	1,747.6	1,567.9
	$4,862.3	$4,658.5

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net sales	$2,222.2	$2,179.0	$6,593.3	$6,281.1
Operating income	$103.5	$91.1	$287.1	$227.5
Income before income taxes	$83.7	$70.1	$228.2	$167.8
Net income	$60.8	$49.1	$166.3	$119.0
Comprehensive income	$47.9	$56.3	$170.6	$98.1

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11.  SUBSEQUENT EVENT
On October 30, 2019, the Company, CD&R Arrow Parent, LLC ("Parent"), and CD&R Arrow Merger Sub, Inc. ("Merger Sub") entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). Parent and Merger Sub are indirectly owned by investment funds managed by Clayton, Dubilier & Rice. At the consummation of the merger, each of the Company's issued and outstanding shares of common stock will be converted into the right to receive $81.00 in cash, less any applicable withholding taxes. The consummation of the merger remains subject to customary closing conditions. As a result of the merger, the Company will cease to be a publicly traded company.
The Merger Agreement provides for a 40 day “go-shop” period, during which the Company and its subsidiaries and representatives will be permitted to actively solicit alternative acquisition proposals and enter into negotiations with other parties, subject to certain conditions regarding non-public information. The Company will have the right to terminate the Merger Agreement to enter into a superior proposal, subject to the terms and conditions of the Merger Agreement. There can be no assurance the “go-shop” period will result in a superior proposal. The Company does not intend to disclose developments about the “go-shop” process unless and until its board of directors has made a decision with respect to any potential superior proposal.

ANIXTER INTERNATIONAL INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of our financial condition and results of operations for the three and nine months ended September 27, 2019 as compared to the corresponding periods in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under "Condensed Consolidated Financial Statements" and our Annual Report on Form 10-K for the year ended December 28, 2018.
Third Quarter and Year-to-Date 2019 and 2018 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net sales	$2,222.2	$2,179.0	$6,593.3	$6,281.1
Gross profit	446.4	424.1	1,315.3	1,228.0
Operating expenses	344.6	334.6	1,033.2	1,005.6
Operating income	101.8	89.5	282.1	222.4
Other expense:
Interest expense	(18.5)	(19.3)	(58.3)	(56.5)
Other, net	(1.2)	(1.6)	(0.1)	(2.6)
Income before income taxes	82.1	68.6	223.7	163.3
Income tax expense	22.8	21.0	61.8	48.8
Net income	59.3	47.6	161.9	114.5
Diluted income per share:	$1.73	$1.40	$4.73	$3.36
Executive Overview
Third Quarter Highlights
We delivered third quarter sales of $2,222.2 million, up 2.0% compared to the prior year, driven by growth in our Network and Security Solutions ("NSS") and Utility Power Solutions ("UPS") businesses. Excluding the impacts from foreign exchange and copper, we delivered organic sales growth of 2.6%. In addition to sales growth, we also delivered gross margin of 20.1%, up 60 basis points from the prior year.
Strategy Update and Business Outlook
We believe that the positive sales trends that we realized in the first three quarters of 2019 will continue, based on our solid backlog and pipeline trends, and discussions with our customers and suppliers. We continue to see good demand, tempered by macro economic uncertainty in certain markets and flat or decelerating trends in certain key economic indicators. We are also continuing to progress with our digital innovation and business transformation initiative, which will deliver customer-facing technologies and enterprise efficiencies. We expect our investment in innovation to deliver significant long-term benefits.
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

ANIXTER INTERNATIONAL INC.

The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three and nine months ended September 27, 2019 and September 28, 2018.

Items Impacting Comparability of Results:
(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Items impacting operating expense and operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	$(8.8)	$(9.6)	$(26.4)	$(28.6)
Restructuring charge	—	(0.2)	—	(9.4)
Acquisition and integration costs	—	(0.3)	0.3	(2.9)
CEO retirement agreement expense	—	—	—	(2.6)
U.K. facility relocation costs	—	(0.2)	—	(0.8)
Total of items impacting operating expense and operating income	$(8.8)	$(10.3)	$(26.1)	$(44.3)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	2.3	3.1	6.7	11.1
Reversal of deferred income tax valuation allowances	—	—	—	1.8
Tax expense related to domestic permanent tax differences	—	—	—	(0.5)
Total of items impacting income taxes	$2.3	$3.1	$6.7	$12.4
Net income impact of these items	$(6.5)	$(7.2)	$(19.4)	$(31.9)
Diluted EPS impact of these items	$(0.19)	$(0.21)	$(0.57)	$(0.94)
The items impacting operating expense and operating income by segment are reflected in the tables below.

Items Impacting Comparability of Operating Expense and Operating Income by Segment:

	Three Months Ended September 27, 2019
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(4.1)	$(1.4)	$(3.3)	$—	$(8.8)
Restructuring charge	—	(0.5)	—	0.5	—
Total of items impacting operating expense and operating income	$(4.1)	$(1.9)	$(3.3)	$0.5	$(8.8)

	Three Months Ended September 28, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(5.0)	$(1.4)	$(3.2)	$—	$(9.6)
Restructuring charge	—	—	—	(0.2)	(0.2)
Acquisition and integration costs	(0.2)	—	—	(0.1)	(0.3)
U.K. facility relocation costs	(0.1)	(0.1)	—	—	(0.2)
Total of items impacting operating expense and operating income	$(5.3)	$(1.5)	$(3.2)	$(0.3)	$(10.3)

ANIXTER INTERNATIONAL INC.

	Nine Months Ended September 27, 2019
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(12.4)	$(4.1)	$(9.9)	$—	$(26.4)
Restructuring charge	—	(0.5)	0.1	0.4	—
Acquisition and integration costs	—	—	—	0.3	0.3
Total of items impacting operating expense and operating income	$(12.4)	$(4.6)	$(9.8)	$0.7	$(26.1)

	Nine Months Ended September 28, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(13.0)	$(5.7)	$(9.9)	$—	$(28.6)
Restructuring charge	(2.1)	(1.3)	(0.7)	(5.3)	(9.4)
Acquisition and integration costs	(2.5)	—	—	(0.4)	(2.9)
CEO retirement agreement expense	—	—	—	(2.6)	(2.6)
U.K. facility relocation costs	(0.2)	(0.6)	—	—	(0.8)
Total of items impacting operating expense and operating income	$(17.8)	$(7.6)	$(10.6)	$(8.3)	$(44.3)

U.S. GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Reconciliation to most directly comparable U.S. GAAP financial measure:
Net income - U.S. GAAP	$59.3	$47.6	$161.9	$114.5
Items impacting net income	6.5	7.2	19.4	31.9
Net income - Non-GAAP	$65.8	$54.8	$181.3	$146.4

Diluted EPS – U.S. GAAP	$1.73	$1.40	$4.73	$3.36
Diluted EPS impact of these items	0.19	0.21	0.57	0.94
Diluted EPS – Non-GAAP	$1.92	$1.61	$5.30	$4.30

ANIXTER INTERNATIONAL INC.

Net Sales

Sales Growth Trends
	Three Months Ended September 27, 2019				Three Months Ended September 28, 2018
(In millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Growth/(Decline)

						Actual	Organic
Network & Security Solutions (NSS)
North America	$885.1	$0.7	$—	$885.8	$854.0	3.6%	3.7%
EMEA	97.8	3.2	—	101.0	100.6	(2.7)%	0.4%
Emerging Markets	196.4	3.9	—	200.3	183.4	7.1%	9.2%
NSS	$1,179.3	$7.8	$—	$1,187.1	$1,138.0	3.6%	4.3%

Electrical & Electronic Solutions (EES)
North America	$464.5	$0.8	$0.3	$465.6	$476.4	(2.5)%	(2.3)%
EMEA	57.8	2.6	(0.2)	60.2	60.0	(3.6)%	0.3%
Emerging Markets	57.8	0.3	0.6	58.7	61.0	(5.4)%	(3.7)%
EES	$580.1	$3.7	$0.7	$584.5	$597.4	(2.9)%	(2.2)%

Utility Power Solutions (UPS)
North America	$462.8	$0.3	$(0.1)	$463.0	$443.6	4.3%	4.4%
UPS	$462.8	$0.3	$(0.1)	$463.0	$443.6	4.3%	4.4%

Total	$2,222.2	$11.8	$0.6	$2,234.6	$2,179.0	2.0%	2.6%

Geographic Sales
North America	$1,812.4	$1.8	$0.2	$1,814.4	$1,774.0	2.2%	2.3%
EMEA	155.6	5.8	(0.2)	161.2	160.6	(3.0)%	0.4%
Emerging Markets	254.2	4.2	0.6	259.0	244.4	4.0%	6.0%
Total	$2,222.2	$11.8	$0.6	$2,234.6	$2,179.0	2.0%	2.6%
NSS – Sales of $1,179.3 million increased 3.6% from $1,138.0 million in the prior year period. NSS organic sales increased 4.3%, adjusting for the unfavorable impact from foreign exchange, reflecting growth in both the network infrastructure and security portions of the business and in all geographies. NSS security sales in the third quarter of 2019 of $524.5 million, which represents 44.5% of total segment sales, increased 8.2% from the prior year period. Adjusted for the $1.5 million favorable currency impact, organic security sales growth was 7.9% compared to the third quarter of 2018.
EES – Sales of $580.1 million decreased 2.9% from $597.4 million in the prior year period, weakened by the unfavorable impacts from foreign exchange and copper. EES organic sales decreased by 2.2%, reflecting weakness in both the commercial and industrial and original equipment manufacturer portions of the business and in the North America and Emerging Markets geographies.
UPS – Sales of $462.8 million increased 4.3% from $443.6 million in the prior year period, reflecting broad-based growth with both investor-owned utility and public power customers. UPS organic sales increased 4.4%, adjusting for the unfavorable impact from foreign exchange and favorable impact from copper.

ANIXTER INTERNATIONAL INC.

Sales Growth Trends
	Nine Months Ended September 27, 2019				Nine Months Ended September 28, 2018
(In millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Acquisitions Impact	Adjusted for Acquisitions	Growth/(Decline)

								Actual	Organic
Network & Security Solutions (NSS)
North America	$2,611.7	$9.5	$—	$2,621.2	$2,475.4	$—	$2,475.4	5.5%	5.9%
EMEA	279.7	13.4	—	293.1	303.8	1.7	305.5	(7.9)%	(4.0)%
Emerging Markets	600.3	15.2	—	615.5	449.9	46.7	496.6	33.4%	24.0%
NSS	$3,491.7	$38.1	$—	$3,529.8	$3,229.1	$48.4	$3,277.5	8.1%	7.7%

Electrical & Electronic Solutions (EES)
North America	$1,394.4	$7.5	$10.5	$1,412.4	$1,392.9	$—	$1,392.9	0.1%	1.4%
EMEA	176.7	10.0	0.9	187.6	198.4	—	198.4	(10.9)%	(5.4)%
Emerging Markets	182.0	1.8	1.9	185.7	180.1	—	180.1	1.0%	3.1%
EES	$1,753.1	$19.3	$13.3	$1,785.7	$1,771.4	$—	$1,771.4	(1.0)%	0.8%

Utility Power Solutions (UPS)
North America	$1,348.5	$4.5	$0.5	$1,353.5	$1,280.6	$—	$1,280.6	5.3%	5.7%
UPS	$1,348.5	$4.5	$0.5	$1,353.5	$1,280.6	$—	$1,280.6	5.3%	5.7%

Total	$6,593.3	$61.9	$13.8	$6,669.0	$6,281.1	$48.4	$6,329.5	5.0%	5.4%

Geographic Sales
North America	$5,354.6	$21.5	$11.0	$5,387.1	$5,148.9	$—	$5,148.9	4.0%	4.6%
EMEA	456.4	23.4	0.9	480.7	502.2	1.7	503.9	(9.1)%	(4.6)%
Emerging Markets	782.3	17.0	1.9	801.2	630.0	46.7	676.7	24.2%	18.4%
Total	$6,593.3	$61.9	$13.8	$6,669.0	$6,281.1	$48.4	$6,329.5	5.0%	5.4%
NSS – Sales of $3,491.7 million increased 8.1% from $3,229.1 million in the prior year period. NSS organic sales increased 7.7%, adjusting for the unfavorable impact from foreign exchange and favorable impact from acquisitions, reflecting growth in both the network infrastructure and security portions of the business and in the North America and Emerging Markets geographies. NSS security sales in the nine months ended September 27, 2019 of $1,523.6 million, which represents 43.6% of total segment sales, increased 12.2% from the prior year period. Adjusted for the $48.1 million favorable impact from acquisitions and $6.9 million unfavorable currency impact, organic security sales growth was 8.9% compared to the nine months ended September 28, 2018.
EES – Sales of $1,753.1 million decreased 1.0% from $1,771.4 million in the prior year period, weakened by the unfavorable impacts from foreign exchange and copper. EES organic sales increased by 0.8%, with growth driven by strength in the commercial and industrial business.
UPS – Sales of $1,348.5 million increased 5.3% from $1,280.6 million in the prior year period, reflecting broad-based growth with both investor-owned utility and public power customers. UPS organic sales increased 5.7%, adjusting for the unfavorable impacts from foreign exchange and copper.
Gross Margin
Gross margin of 20.1% in the third quarter of 2019 compares to 19.5% in the third quarter of 2018. Gross margin of 19.9% in the nine months ended September 27, 2019 compares to 19.6% in the nine months ended September 28, 2018. The higher gross margin was primarily driven by margin initiatives implemented across the business.

ANIXTER INTERNATIONAL INC.

Operating Expenses
Operating expenses were $344.6 million and $334.6 million in the third quarter of 2019 and 2018, respectively. The third quarter of 2019 includes $8.8 million of intangible asset amortization. The third quarter of 2018 includes $9.6 million of intangible asset amortization, a restructuring charge of $0.2 million, $0.3 million of acquisition and integration costs and $0.2 million of U.K. facility relocation costs. The U.K. facility relocation costs relate to expenses we incurred to move our largest warehouse in EMEA. We were forced to move this location due to a government-backed rail line that will run through our legacy facility. Excluding these items from their related periods, adjusted operating expenses in the third quarter of 2019 increased 3.6% to $335.8 million, or 15.1% of sales, which compares to prior year adjusted operating expense of $324.3 million, or 14.9% of sales. Further adjusting operating expenses for a favorable $2.2 million impact of foreign currency in the third quarter of 2019, adjusted operating expenses would have increased by 4.2%.
Operating expenses were $1,033.2 million and $1,005.6 million in the nine months ended September 27, 2019 and September 28, 2018, respectively. The nine months ended September 27, 2019 includes $26.4 million of intangible asset amortization and a reversal of acquisition and integration costs of $0.3 million. The nine months ended September 28, 2018 includes $28.6 million of intangible asset amortization, a restructuring charge of $9.4 million, $2.9 million of acquisition and integration costs, $2.6 million of CEO retirement agreement expense and $0.8 million of U.K. facility relocation costs. The CEO retirement agreement expense relates to additional stock compensation for a retirement agreement with the previous CEO, which extended the terms of his non-competition and non-solicitation restrictions in exchange for extended vesting and termination provisions of previously granted equity awards. Excluding these items from their related periods, adjusted operating expenses in the nine months ended September 27, 2019 increased 4.8% to $1,007.1 million, or 15.3% of sales, which compares to prior year adjusted operating expense of $961.3 million, or 15.3% of sales. Further adjusting operating expenses for a favorable $10.8 million impact of foreign currency in the nine months ended September 27, 2019, adjusted operating expenses would have increased by 5.9%.

Operating Income

	Three Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2019	$84.8	$35.3	$23.7	$(42.0)	$101.8
Operating income, 2018	75.0	34.1	19.9	(39.5)	89.5
$ Change	$9.8	$1.2	$3.8	$(2.5)	$12.3
% Change	13.2%	3.5%	19.7%	(6.8)%	13.8%

Items impacting operating income in 2019	$4.1	$1.9	$3.3	$(0.5)	$8.8
Adjusted operating income, 2019 (Non-GAAP)	$88.9	$37.2	$27.0	$(42.5)	$110.6

Items impacting operating income in 2018	$5.3	$1.5	$3.2	$0.3	$10.3
Adjusted operating income, 2018 (Non-GAAP)	$80.3	$35.6	$23.1	$(39.2)	$99.8

Adjusted % Change (Non-GAAP)	10.7%	4.5%	16.9%	(8.4)%	10.8%

Plus the % impact of:
Foreign exchange	1.1%	0.5%	0.2%	(0.5)%	1.0%
Copper pricing	—%	0.7%	(0.1)%	—%	0.2%
Organic (Non-GAAP)	14.3%	4.7%	19.8%	(7.3)%	15.0%

ANIXTER INTERNATIONAL INC.

NSS – Operating income was $84.8 million, or 7.2% of sales, in the third quarter of 2019, compared to $75.0 million, or 6.6% of sales, in the third quarter of 2018. The increase in operating income in 2019 was due to sales growth in both the network infrastructure and security portions of the business and gross margin improvement. NSS delivered adjusted operating income of $88.9 million in the third quarter of 2019 resulting in adjusted operating margin of 7.5%. NSS delivered adjusted operating income of $80.3 million in the third quarter of 2018 resulting in adjusted operating margin of 7.0%.

EES – Operating income was $35.3 million, or 6.1% of sales, in the third quarter of 2019, compared to $34.1 million, or 5.7% of sales, in the third quarter of 2018. The increase in operating income in 2019 was driven by gross margin improvement. EES delivered adjusted operating income of $37.2 million in the third quarter of 2019 resulting in adjusted operating margin of 6.4%. EES delivered adjusted operating income of $35.6 million in the third quarter of 2018 resulting in adjusted operating margin of 6.0%.

UPS – Operating income was $23.7 million, or 5.1% of sales, in the third quarter of 2019, compared to $19.9 million, or 4.5% in the third quarter of 2018. The increase in operating income in 2019 was driven by sales growth and gross margin improvement. UPS delivered adjusted operating income of $27.0 million in the third quarter of 2019 resulting in adjusted operating margin of 5.9%. UPS delivered adjusted operating income of $23.1 million in the third quarter of 2018 resulting in adjusted operating margin of 5.2%.

	Nine Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2019	$242.0	$102.6	$65.3	$(127.8)	$282.1
Operating income, 2018	194.6	101.1	54.2	(127.5)	222.4
$ Change	$47.4	$1.5	$11.1	$(0.3)	$59.7
% Change	24.4%	1.4%	20.7%	(0.3)%	26.9%

Items impacting operating income in 2019	$12.4	$4.6	$9.8	$(0.7)	$26.1
Adjusted operating income, 2019 (Non-GAAP)	$254.4	$107.2	$75.1	$(128.5)	$308.2

Items impacting operating income in 2018	$17.8	$7.6	$10.6	$8.3	$44.3
Adjusted operating income, 2018 (Non-GAAP)	$212.4	$108.7	$64.8	$(119.2)	$266.7

Adjusted % Change (Non-GAAP)	19.8%	(1.4)%	15.9%	(7.8)%	15.6%

Plus the % impact of:
Foreign exchange	1.8%	1.0%	0.7%	(0.6)%	1.8%
Copper pricing	—%	2.8%	0.1%	—%	1.3%
Organic (Non-GAAP)	26.2%	5.2%	21.5%	(0.9)%	30.0%

ANIXTER INTERNATIONAL INC.

NSS – Operating income was $242.0 million, or 6.9% of sales, in the nine months ended September 27, 2019, compared to $194.6 million, or 6.0% of sales, in the nine months ended September 28, 2018. The increase in operating income in 2019 was due to sales growth in both the network infrastructure and security portions of the business and gross margin improvement. NSS delivered adjusted operating income of $254.4 million in the nine months ended September 27, 2019, resulting in adjusted operating margin of 7.3%. NSS delivered adjusted operating income of $212.4 million in the nine months September 28, 2018, resulting in adjusted operating margin of 6.6%.

EES – Operating income was $102.6 million, or 5.9% of sales, in the nine months ended September 27, 2019, compared to $101.1 million, or 5.7% of sales, in the nine months ended September 28, 2018. The increase in operating income in 2019 was driven by gross margin improvement, but partially offset by the unfavorable impacts from lower copper prices. EES delivered adjusted operating income of $107.2 million in the nine months ended September 27, 2019, resulting in adjusted operating margin of 6.1%. EES delivered adjusted operating income of $108.7 million in the nine months ended September 28, 2018, resulting in adjusted operating margin of 6.1%.

UPS – Operating income was $65.3 million, or 4.8% of sales, in the nine months September 27, 2019, compared to $54.2 million, or 4.2% in the nine months ended September 28, 2018. The increase in operating income in 2019 was driven by sales growth and gross margin improvement. UPS delivered adjusted operating income of $75.1 million in the nine months ended September 27, 2019, resulting in adjusted operating margin of 5.6%. UPS delivered adjusted operating income of $64.8 million in the nine months ended September 28, 2018, resulting in adjusted operating margin of 5.1%.
Interest Expense and Other
Interest expense was $18.5 million and $19.3 million in the third quarter of 2019 and 2018, respectively. The decrease in interest expense is primarily due to the retirement of the Senior notes due 2019 in the fourth quarter of 2018, which had a maturity value of $350.0 million, and partially offset by the impact from the issuance of the Senior notes due 2025, which have a maturity value of $250.0 million. Interest expense was $58.3 million and $56.5 million in the nine months ended September 27, 2019 and September 28, 2018, respectively. The increase in interest expense was driven by higher borrowings under the revolving lines of credit to support volume-driven higher working capital requirements.
Other, net expense was $1.2 million and $1.6 million in the third quarter of 2019 and 2018, respectively. Other, net expense was $0.1 million and $2.6 million in the nine months ended September 27, 2019 and September 28, 2018, respectively.
Income Taxes
Our effective tax rate for the third quarter of 2019 was 27.8% compared to 30.6% in the prior year period. Our effective tax rate for the nine months ended September 27, 2019 was 27.7% compared to 29.9% in the prior year period. The nine months ended September 28, 2018 included a $1.8 million tax benefit related to the reversal of deferred income tax valuation allowances, partially offset by $0.5 million of tax expense related to domestic permanent tax differences. The decrease in the effective tax rate was due primarily to the change in the country mix of earnings, foreign tax credit benefits and other incentives enacted by the recent tax reform.

ANIXTER INTERNATIONAL INC.

EBITDA and Adjusted EBITDA

Q3 EBITDA and Adjusted EBITDA by Segment:
	Three Months Ended September 27, 2019
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss)	$84.8	$35.3	$23.7	$(84.5)	$59.3
Interest expense	—	—	—	18.5	18.5
Income taxes	—	—	—	22.8	22.8
Depreciation	2.4	1.8	1.0	4.5	9.7
Amortization of intangible assets	4.1	1.4	3.3	—	8.8
EBITDA	$91.3	$38.5	$28.0	$(38.7)	$119.1

Total of items impacting operating income (a)	$—	$0.5	$—	$(0.5)	$—
Foreign exchange and other non-operating expense	—	—	—	1.2	1.2
Stock-based compensation	0.7	0.5	0.1	3.9	5.2
Adjusted EBITDA	$92.0	$39.5	$28.1	$(34.1)	$125.5

(a)	Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

	Three Months Ended September 28, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss)	$75.0	$34.1	$19.9	$(81.4)	$47.6
Interest expense	—	—	—	19.3	19.3
Income taxes	—	—	—	21.0	21.0
Depreciation	0.9	0.6	1.1	5.6	8.2
Amortization of intangible assets	5.0	1.4	3.2	—	9.6
EBITDA	$80.9	$36.1	$24.2	$(35.5)	$105.7

Total of items impacting operating income (a)	$0.3	$0.1	$—	$0.3	$0.7
Foreign exchange and other non-operating expense	—	—	—	1.6	1.6
Stock-based compensation	0.4	0.3	(0.1)	2.6	3.2
Adjusted EBITDA	$81.6	$36.5	$24.1	$(31.0)	$111.2

(a)	Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.
NSS – NSS adjusted EBITDA of $92.0 million in the third quarter of 2019 compares to $81.6 million in the third quarter of 2018. The increase in adjusted EBITDA was driven by sales growth and gross margin improvement.
EES – EES adjusted EBITDA of $39.5 million in the third quarter of 2019 compares to $36.5 million in the third quarter of 2018. The increase in adjusted EBITDA was driven by gross margin improvement.
UPS – UPS adjusted EBITDA of $28.1 million in the third quarter of 2019 compares to $24.1 million in the third quarter of 2018. The increase in adjusted EBITDA was driven by sales growth and gross margin improvement.

ANIXTER INTERNATIONAL INC.

Q3 YTD EBITDA and Adjusted EBITDA by Segment:
	Nine Months Ended September 27, 2019
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss)	$242.0	$102.6	$65.3	$(248.0)	$161.9
Interest expense	—	—	—	58.3	58.3
Income taxes	—	—	—	61.8	61.8
Depreciation	7.2	5.4	2.8	13.3	28.7
Amortization of intangible assets	12.4	4.1	9.9	—	26.4
EBITDA	$261.6	$112.1	$78.0	$(114.6)	$337.1

Total of items impacting operating income (a)	$—	$0.5	$(0.1)	$(0.7)	$(0.3)
Foreign exchange and other non-operating expense	—	—	—	0.1	0.1
Stock-based compensation	2.0	1.3	0.3	10.9	14.5
Adjusted EBITDA	$263.6	$113.9	$78.2	$(104.3)	$351.4

(a)	Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

	Nine Months Ended September 28, 2018
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss)	$194.6	$101.1	$54.2	$(235.4)	$114.5
Interest expense	—	—	—	56.5	56.5
Income taxes	—	—	—	48.8	48.8
Depreciation	2.6	1.8	2.9	16.0	23.3
Amortization of intangible assets	13.0	5.7	9.9	—	28.6
EBITDA	$210.2	$108.6	$67.0	$(114.1)	$271.7

Total of items impacting operating income (a)	$4.8	$1.9	$0.7	$5.7	$13.1
Foreign exchange and other non-operating expense	—	—	—	2.6	2.6
Stock-based compensation	1.2	1.1	0.4	12.3	15.0
Adjusted EBITDA	$216.2	$111.6	$68.1	$(93.5)	$302.4

(a)
Items impacting operating income excludes amortization of intangible assets and CEO retirement agreement expense in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation and CEO retirement agreement expense is added back as part of Stock-based compensation.

NSS – NSS adjusted EBITDA of $263.6 million in the nine months ended September 27, 2019 compares to $216.2 million in the nine months ended September 28, 2018. The increase in adjusted EBITDA was driven by gross margin improvement and the favorable impact from acquisitions.
EES – EES adjusted EBITDA of $113.9 million in the nine months ended September 27, 2019 compares to $111.6 million in the nine months ended September 28, 2018. The increase in adjusted EBITDA was driven by gross margin improvement.
UPS – UPS adjusted EBITDA of $78.2 million in the nine months ended September 27, 2019 compares to $68.1 million in the nine months ended September 28, 2018. The increase in adjusted EBITDA was driven by sales growth and gross margin improvement.

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
Net cash provided by operations was $206.4 million in the nine months ended September 27, 2019 compared to $102.8 million of net cash provided by operations in the prior year period. The increase reflects an improvement in working capital efficiencies and growth in net income.
Net cash used in investing activities was $27.5 million in the nine months ended September 27, 2019 and related to capital expenditures. Net cash used in investing activities was $172.8 million in the nine months ended September 28, 2018, which included $149.9 million for the acquisition of security businesses in Australia and New Zealand and $32.0 million for capital expenditures. Capital expenditures are expected to be approximately $45 - $50 million in 2019 as we continue to invest in warehouse equipment, information system upgrades, integration of acquired businesses and new software to support our infrastructure.
Net cash used in financing activities was $169.7 million in the nine months ended September 27, 2019 compared to net cash provided by financing activities of $17.8 million in the nine months ended September 28, 2018. During the nine months ended September 27, 2019, we had net repayments on our long-term debt of $172.5 million. During the nine months ended September 28, 2018, we had net borrowings on our long-term debt of $16.3 million.
Liquidity and Capital Resources
At September 27, 2019, our primary liquidity source was the U.S. accounts receivable asset based revolving credit facility in an aggregate committed amount of $600.0 million ("Receivables Facility") and the U.S. inventory asset based revolving credit facility in an aggregate committed amount of $150.0 million ("Inventory Facility"). At September 27, 2019, there was $82.0 million of borrowings under the Receivables Facility, and there were no borrowings under the Inventory Facility.
Our debt-to-capital ratio decreased from 44.4% at December 28, 2018 to 38.2% at September 27, 2019, below our targeted range of 45-50%.
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

ITEM 4.  CONTROLS AND PROCEDURES.
Under the supervision and with the participation of Anixter's management, including its principal executive officer and principal financial officer, an evaluation was conducted as of September 27, 2019 of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective as of September 27, 2019. There was no change in internal control over financial reporting that occurred during the three months ended September 27, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6.  EXHIBITS.

(31)	Rule 13a — 14(a) /15d — 14(a) Certifications.
31.1	William A. Galvin, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32.1	William A. Galvin, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
** Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2019 and September 28, 2018, (ii) the Condensed Consolidated Balance Sheets at September 27, 2019 and December 28, 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2019 and September 28, 2018, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 27, 2019 and September 28, 2018, and (v) Notes to the Condensed Consolidated Financial Statements for the three and nine months ended September 27, 2019.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

October 30, 2019	By:	/s/ William A. Galvin
William A. Galvin
President and Chief Executive Officer

October 30, 2019	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer