Form 10-K/A
period 2020-01-03
ANIXTER INTERNATIONAL INC
filed 2020-03-09
CIK 52795

UNITED STATES

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 6, 2020, 34,001,490 shares of registrant’s Common Stock, $1 par value, were outstanding.

Documents Incorporated by Reference: Item 10 of Part III of this Form 10-K/A incorporates by reference to the registrant’s Form 10-K for the fiscal year ended January 3, 2020, filed on February 20, 2020. Item 12 of Part III of this Form 10-K/A incorporates by reference to the registrant’s Form 8-K filed on January 13, 2020.

EXPLANATORY NOTE

Anixter International Inc. (the “Company,” “our,” “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended January 3, 2020 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2020, to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. Further, we are also filing as Exhibit 10.53 to this Amendment No. 1 forms of our 2020 Restricted Stock Unit Grant Agreement.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

i

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information regarding each of the Company’s current directors as of March 6, 2020, including the qualifications, experience and selected other biographical information for each director. Directors are elected annually to serve until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal from office. There are no arrangements or understandings between a director and any other person pursuant to which such director was or is to be selected as a director or nominee.

Directors

Name and Age	Qualifications, Experience and Biographical Information

Lord James Blyth, 79	Director since 1995; Chairman since May 2014 of Greycastle Holdings Ltd., a reinsurance business; Senior Advisor from 2007 to 2014, Vice Chairman from 2004 to 2007 and Partner from 2002 to 2004 of Greenhill and Co. Inc., an investment bank; Vice Chairman of MiddleBrook Pharmaceuticals, Inc. from 2008 to 2010; Chairman from 2000 to 2008 of Diageo plc, a global premium beverage company.

Lord Blyth brings to the Board of Directors of the Company (the “Board of Directors” or the “Board”) important perspectives in the areas of international business, compensation and governance through his leadership of large multinational companies. He was the former Chief Executive and then Chairman of The Boots Company, a UK-based company involved in retailing, manufacturing and property. His experience on multiple boards provides an important global perspective on management and governance issues, and his experience and stature in the U.K. business community contributes to the Board’s diversity of experience and viewpoints. Lord Blyth is one of the Audit Committee financial experts.

Frederic F. Brace, 62	Director since 2009; Chairman and Chief Executive Officer since 2012 of Beaucastel LLC, a consulting company; Director, President and Chief Executive Officer from 2015 to 2017 of Midstates Petroleum Company, Inc., an exploration and production company (in April 2016, Midstates Petroleum Company, Inc. filed for protection under Chapter 11 of the Bankruptcy Code; it emerged from bankruptcy in October 2016); Executive Vice President and Chief Financial Officer from 2002 to 2008 and various senior management positions since 1988 of UAL Corporation, an air transportation company. Director of Red Lions Hotel Corporation since July 2019 and Niko Resources from August 2016 to March 2017 and since September 2019; former director of iHeartMedia, Inc. from April 2016 to 2019, Midstates Petroleum Company, Inc. (now Amplify Energy Corp.) from March 2015 to 2018, and The Standard Register Company (now Taylor Communications).

Mr. Brace’s experience as a Chief Executive Officer, Chief Financial Officer and head of strategy for several large public companies augments the Board’s insight into our financial and strategic performance. Mr. Brace chairs our Audit Committee and is one of its financial experts.

Linda Walker Bynoe, 67	Director since 2006; President and Chief Executive Officer since 1995 of Telemat Ltd., a project management and consulting firm, and Chief Operating Officer from 1989 to 1995. Director of Prudential Retail Mutual Funds since 2005 and Northern Trust Corporation since 2006; Trustee of Equity Residential since 2009; former director of Simon Property Group, Inc. Ms. Bynoe served as a Vice President-Capital Markets for Morgan Stanley from 1985 to 1989, joining the firm in 1978.

Ms. Bynoe’s experience as a director of other large public companies and in management consulting, accounting, strategic planning and corporate governance assists the Board in setting the strategic direction of the Company and in adopting sound internal control and governance practices. She is one of the Audit Committee financial experts and chairs the Nominating and Governance Committee.

Name and Age	Qualifications, Experience and Biographical Information

Robert J. Eck, 61	Director since 2008; Chief Executive Officer from 2008 to 2018, and President from July 2008 to June 2017, of the Company and of Anixter Inc., a subsidiary of the Company; various executive and senior management positions since 1990 of Anixter Inc. Director of Ryder System, Inc. since 2011 and a member of the Board of Trustees for Marquette University since September 2014.

Through his long tenure with our Company in a variety of leadership roles, Mr. Eck has unique knowledge and insight into the complexities of our businesses, competitive and financial positions, and strategic opportunities and challenges. As the Chief Executive Officer of our Company for 10 years, Mr. Eck presided over substantial growth in revenues and profitability, and expansion in geographic scope, service offerings and product line. He is a key contributor to the Board’s evaluation of the Company’s strategic plans.

William A. Galvin, 57	Director since 2018; President and Chief Executive Officer of the Company since July 2018; President and Chief Operating Officer of the Company from July 2017 to July 2018; Executive Vice President — Network and Security Solutions from 2007 to June 2017 of the Company and of Anixter Inc., a subsidiary of the Company; various executive and senior management positions since 1987 of Anixter Inc.

Mr. Galvin has over 33 years of experience with the Company in a wide variety of roles. As President and Chief Executive Officer, he brings detailed knowledge about our capabilities and initiatives, thereby facilitating the Board’s role in setting strategic direction.

F. Philip Handy, 75	Director since 1986; a private investor; Founder and Chief Executive Officer since 1980 of Winter Park Capital, an investment firm; Chief Executive Officer from 2001 to 2015 of Strategic Industries, LLC, a diversified global manufacturing enterprise; Board member of several non-profit organizations including Excellence in Education National and The McCain Institute; former director of Owens Corning, Inc., Ignite Restaurant Group, Inc., the Florida State Board of Education, WCI Communities, Inc., Rewards Network Inc., the National Board for Education Sciences, Lighting Science Group and Stand for Children.

Mr. Handy’s role as the Chief Executive Officer of a global manufacturer adds to the Board’s international perspective. His previous membership on the compensation committee of another large public company provides additional perspective to our Compensation Committee. Mr. Handy has formerly served as vice-chairman of the Board of the National Board for Education Sciences and the chairman of the Florida State Board of Education. His involvement with public policy issues contributes to the Board’s diversity of experience and viewpoints.

Melvyn N. Klein, 78	Director since 1985; a private investor; Founder of Melvyn N. Klein Interests; President from 1987 until 2008 of JAKK Holding Corp., the managing general partner of the investment partnership GKH Partners, L.P.; Attorney and counselor-at-law since 1968; Director and Chairman of the Board of Par Pacific Holdings, Inc. from 2014 until January 2019 when he became Director and Chairman Emeritus; director of Harbert, Inc. and JAKK Holding Corp.; Past Chairman of the Board of Visitors of the M.D. Anderson Cancer Center and continuing Officer and Member of the Executive Committee.

Mr. Klein has served on the Board during the entire evolution of our strategy and has helped guide us through several challenging economic and financial periods. He has been the President and CEO of two American Stock Exchange listed companies: Altamil Corporation and Eskey, Inc. In addition, Mr. Klein had an integral role in successfully building a number of industry- leading companies, including Savoy Pictures Entertainment, Inc. (subsequently merged with IAC Interactive), Santa Fe Energy Resources, Inc. (subsequently merged in part with Chevron and in part with Devon Energy) and the predecessors of Tenet Healthcare Corporation, Archrock Inc. and Exterran Corp. Mr. Klein was appointed by President Reagan to the Executive Committee of the President’s Private Sector Survey on Cost Control in the Federal Government (Grace Commission) and by President Clinton to the U.S. State Department’s Advisory Committee on International Economic Policy. He has been a member (since 1996) and a director (since 1997) of the Horatio Alger Association of Distinguished Americans. His education as an attorney and experience in government and as an entrepreneur, corporate leader and investor, and his extensive public company board experience, assist the Board in its risk evaluation, corporate governance and oversight role. Mr. Klein’s experience and accomplishments in building businesses, including a number of industry leading companies and his experience in senior positions within the public sector adds depth and perspective to the Board. Mr. Klein is a member, and former chair, of our Audit Committee and is one of its financial experts.

Name and Age	Qualifications, Experience and Biographical Information

Jamie Moffitt, 50	Director since 2018; Vice President for Finance & Administration and CFO since 2012, and various finance and administration positions since 2003, of the University of Oregon, a large public research university. Ms. Moffitt serves on the Audit Committee of the PAC-12 Athletic Conference.

Ms. Moffitt brings to the Board extensive operational experience managing a wide range of administrative functions for a large, complex organization with over 6,500 employees and roughly 23,000 students. She holds executive responsibility for oversight of approximately 25 departments including human resources operations, budget and resource planning, treasury operations, financial services, employee and labor relations, environmental health and safety, emergency management, risk management and insurance, university police, campus planning, design and construction, facilities operations, parking and transportation, and utilities and energy.

George Muñoz, 68	Director since 2004; Principal of Muñoz Investment Banking Group, LLC, an investment banking firm, and partner with the law firm of Tobin & Muñoz since 2001; President and Chief Executive Officer from 1997 to 2001 of Overseas Private Investment Corporation; Assistant Secretary and Chief Financial Officer from 1993 to 1997 of the U.S. Treasury Department; Director of Marriott International, Inc. since 2002, Altria Group, Inc. since 2004 and Laureate Education, Inc. since 2013. He is also a Trustee of the National Geographic Society since 2004.

Mr. Muñoz maintains legal and investment banking practices. As a former President of the Overseas Private Investment Corporation and a former Chief Financial Officer of the U.S. Treasury, he also brings foreign investment and governmental experience to the Board. He is a Certified Public Accountant and chairs the audit committees of Altria Group, Inc. and Laureate Education, Inc.

Scott R. Peppet, 50	Director since 2014; President of the Chai Trust Company, LLC (“Chai Trust”), a private company that administers trusts, since 2018; Professor of Law since 2000 at the University of Colorado Law School; Director of Equity Lifestyle Properties since 2018, member of the Investment Committee of Chai Trust and the Ownership Committee of Equity International. Mr. Peppet is the son-in-law of Samuel Zell.

Mr. Peppet brings experience in contracts, negotiations, complex transactions, legal ethics, privacy law and technology to the Board along with an outstanding record of leadership and deep experience in the legal field. He has authored several articles on the ways in which information technologies are changing markets and the policy implications of such technologies, which have been presented at the Federal Trade Commission, the International Conference on Privacy and Data Protection, the Privacy Law Scholars Conference, and other invited venues. Mr. Peppet’s work has been recognized in various news publications, including the New York Times and on National Public Radio.

Valarie L. Sheppard, 56	Director since 2015; Controller & Treasurer and Executive VP – Company Transition Leader since 2019, Senior Vice President, Comptroller and Treasurer since 2013 and Vice President and Comptroller since 2005 of The Procter & Gamble Company, a leading manufacturer and marketer of packaged consumer goods; Board member of the Cleveland Federal Bank.

Ms. Sheppard brings to the Board important perspective on international business from a large multi-national corporation. She also brings expertise on business unit finance, strategy development, mergers & acquisitions and corporate finance matters. Ms. Sheppard has experience serving on multiple non-profit and joint venture boards. Ms. Sheppard chairs our Compensation Committee and is one of the Audit Committee financial experts.

Name and Age	Qualifications, Experience and Biographical Information

William S. Simon, 60	Director since 2019; Senior Advisor since 2014 to KKR, an investment firm, and President since 2014 of WSS Venture Holdings, LLC, a consulting and investment company; President and Chief Executive Officer from 2010 to 2014 and Chief Operating Officer from 2007 to 2010, of Walmart U.S., a leading retail corporation; director of Darden Restaurants, Inc. since 2012 and Chico’s FAS Inc. since 2015; former director of Agrium, Inc. from 2014 to 2015.

Mr. Simon brings to the Board extensive operational experience as the President, Chief Executive Officer and Chief Operating Officer of a leading complex global company. He has experience serving on multiple public company boards.

Charles M. Swoboda, 53	Director since 2019; President since 2017 of Cape Point Advisors, LLC, a private consulting company; Chief Executive Officer from 2001 to 2017, Chairman of the board of directors from 2005 to 2017, and director from 2000 to 2017 of Cree Inc., a publicly traded manufacturer of semiconductors and lighting products.

Mr. Swoboda was formerly the Chairman and Chief Executive Officer of a public company with 17 years of experience serving on the board of a public company. He brings to the Board extensive experience in technology and strategic planning, with deep expertise of the electrical and lighting businesses.

Samuel Zell, 78	Director since 1984, Chairman of the Board of Directors since 1985; Founder and Chairman since 1968 of Equity Group Investments, a private investment company; Chairman of the Board of Trustees since May 2014 of Equity Commonwealth, an equity real estate investment trust (REIT) that owns and operates office properties; Chairman of the Board since September 2005, Director since 1999, and President, Chairman and Chief Executive Officer from July 2002 until December 2004, of Covanta Holding Corporation, an energy-from-waste company. Mr. Zell is also Founder and Chairman of the Board of Equity Lifestyle Properties, Inc., a manufactured home community and resort REIT, since 2003; Founder and Chairman of the Board of Trustees of Equity Residential, an apartment REIT, since 2002. Mr. Zell is the father-in-law of Scott R. Peppet.

Mr. Zell is an active investor in public and private companies around the world. He is a well-known figure in the finance, corporate and real estate sectors and he provides companies in which he invests with strategic direction and access to a network of resources across a broad range of industries. Mr. Zell is affiliated with our largest investor and as Chairman strongly promotes the creation of long-term stockholder value.

Executive Officers

Certain information with respect to executive officers of the Company is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2020 filed on February 20, 2020, and is hereby incorporated in this Part III, Item 10 by reference. There are no arrangements or understandings between an executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer.

Family Relationships

Except as otherwise disclosed in this Amendment No. 1 to Form 10-K/A, there are no family relationships among any of our directors and executive officers.

Delinquent Section 16(a) Reports

Based solely upon our review of the Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Exchange Act, as amended, during (or with respect to) our most recent fiscal year and written representations from our officers and directors that no other reports were required, we believe that all of our directors, officers and beneficial owners of more than 10% of the Company’s common stock have filed all such reports on a timely basis during 2019, except that a Form 4 reporting one transaction was not timely filed by Mr. Handy.

Governance Guidelines and Charters

The operation of the Board of Directors is governed by our corporate by-laws and Corporate Governance Guidelines. The operations of the Executive Committee, the Audit Committee, the Compensation Committee and the Nominating and Governance Committee are governed by charters adopted by each committee and ratified by the Board of Directors. The Nominating and Governance Committee regularly reviews corporate governance documents and makes recommendations to the Board of Directors for modifications as warranted. The Corporate Governance Guidelines and each of the committee charters can be viewed on our website at: http://www.anixter.com/CorporateGovernance. The information on our website is not part of this document and is not deemed to be incorporated by reference.

Code of Ethics

We have a longstanding Global Business Ethics and Conduct Policy which is applicable to all directors and employees, including the principal executive officer, the principal financial officer, the principal accounting officer and other officers. Our Global Business Ethics and Conduct Policy can be viewed on our website at: http://www.anixter.com/Ethics. We intend to satisfy the disclosure requirements regarding any amendment to, or a waiver of, any provision of our Global Business Ethics and Conduct Policy by posting such information on our website at: http://www.anixter.com/Ethics. The information on our website is not part of this document and is not deemed to be incorporated by reference.

Board of Directors

The Board of Directors held 12 meetings in 2019. Each of the directors attended 75 percent or more of the total of all meetings held by the Board and the committees on which the director served that were held when he or she was a director. We encourage our directors to attend the Annual Meeting of Stockholders. All directors attended the 2019 Annual Meeting of Stockholders.

Board Committees

The Board has a standing Executive Committee, Audit Committee, Compensation Committee and Nominating and Governance Committee. The Board has determined that the Chairs and all committee members are independent under applicable New York Stock Exchange (“NYSE”) and SEC rules for committee memberships. The Chairs and members of each standing committee are shown in the table below.

Name	Executive Committee	Audit Committee	Compensation Committee	Nominating and Governance Committee
Lord James Blyth	—	Member	Member	Member
Frederic F. Brace	Member	Chair	Member	Member
Linda Walker Bynoe	Member	Member	Member	Chair
Robert J. Eck	—	—	—	—
F. Philip Handy	—	—	Member	Member
Melvyn N. Klein	—	Member	Member	Member
Jamie Moffitt	—	Member	Member	Member
George Muñoz	—	—	Member	Member
Scott R. Peppet	—	—	—	—
Valarie L. Sheppard	Member	Member	Chair	Member
William S. Simon	—	—	Member	Member
Charles M. Swoboda	—	—	Member	Member
Samuel Zell	Chair	—	—	—

Executive Committee

The Executive Committee exercises the full powers of the Board of Directors to the extent permitted by law in the intervals between Board meetings. The Executive Committee did not meet in 2019.

Audit Committee

The Audit Committee is primarily responsible for overseeing:

●	the integrity of our financial statements

●	our compliance with legal and regulatory requirements

●	the qualifications and independence of our independent registered public accounting firm

●	the performance of our independent registered public accounting firm and our internal audit function

In addition to its oversight, the Audit Committee is directly responsible for the appointment and compensation of the Company’s independent registered public accounting firm. Ernst & Young LLP has been the Company’s independent registered public accounting firm since 1980. The Audit Committee was involved in the selection of the current lead partner in 2017. Considering the relative benefits, challenges, overall advisability, and potential impact of selecting a different independent registered public accounting firm, the Audit Committee believes that the Company’s current choice of independent registered public accounting firm is in the best interest of the Company and its stockholders.

Each member of the Audit Committee is independent and has been designated as an “audit committee financial expert,” as defined by the SEC. No member of the Audit Committee serves on more than three public company audit committees.

The Audit Committee held eight meetings in 2019.

Compensation Committee

The Compensation Committee exercises all powers of the Board of Directors in connection with compensation matters, including executive salaries, annual incentive compensation, benefit plans and equity-based grants.

The primary functions of the Compensation Committee are to:

●	annually determine that the Chief Executive Officer’s compensation is appropriately linked to corporate objectives, evaluate the Chief Executive Officer’s performance in light of those objectives, and set the Chief Executive Officer’s compensation based on this evaluation

●	annually review and approve the compensation of our other senior executives, including the named executive officers

●	select the companies included in the comparison group for senior executive compensation levels, incentive design practices and relative performance

●	retain overall responsibility for approving, evaluating, modifying, monitoring and terminating our compensation and benefit plans, policies and programs, including all employment, severance and change in control agreements, supplemental benefits and perquisites in which executives subject to the Compensation Committee’s review participate

●	recommend new or modified cash or equity-based incentive plans to the Board

●	recommend the form and amount of compensation for non-employee directors to the Board

The Compensation Committee has the sole authority to retain and terminate outside advisors in executing its duties, including sole authority to approve their fees and other retention terms. Meridian Compensation Partners, LLC has served as the Compensation Committee’s independent compensation consultant (the “Consultant”) since July 1, 2018. The Compensation Committee may delegate certain of its activities with regard to the Consultant to the Committee Chairman and/or representatives from our management, as appropriate.

The Compensation Committee held five meetings in 2019.

Nominating and Governance Committee

The Nominating and Governance Committee identifies and recommends director nominees, advises the Board of Directors on corporate governance issues and Board organization and assesses Board performance.

The Board of Directors is responsible for selecting candidates for Board membership and for extending invitations to join the Board of Directors through the Nominating and Governance Committee. Candidates must meet the requirements of applicable law and listing standards, and are selected for qualities such as integrity, judgment, independence, experience, effectiveness, maturity, commitment and other relevant considerations. Any director may recommend a candidate for nomination to the Board of Directors. Consistent with its charter, the Nominating and Governance Committee is responsible for identifying and screening candidates (in consultation with the Chairman of the Board and the Chief Executive Officer), for establishing criteria for nominees and for recommending to the Board a slate of nominees for election to the Board of Directors at the Annual Meeting of Stockholders. Final approval of any candidate shall be determined by the Board of Directors.

The Nominating and Governance Committee will consider candidates submitted by stockholders on the same basis as other candidates. Stockholders desiring to recommend a candidate for nomination at an annual stockholder’s meeting must notify our Corporate Secretary no later than 120 days prior to the date our proxy statement was released to stockholders in connection with the previous year’s annual meeting. Communications should be sent to: Secretary, Anixter International Inc., 2301 Patriot Boulevard, Glenview, IL 60026. Communications must set forth: the name, age, business address and residence address, e-mail address and telephone number of the proposed nominee; the principal occupation or employment of the proposed nominee; the name and record address of the stockholder who is submitting the notice; and a description of all arrangements or understandings between the stockholder who is submitting the recommendation and the proposed nominee.

The Nominating and Governance Committee held two meetings in 2019.

Director Compensation

NON-EMPLOYEE DIRECTOR COMPENSATION(1)

Name	Fees Earned or Paid in Cash ($)	Stock Unit Awards ($)(2)	Total ($)
Lord James Blyth	—	245,112	245,112
Frederic F. Brace	—	248,440	248,440
Linda Walker Bynoe	103,750	150,152	253,902
Robert J. Eck	65,000	150,152	215,152
F. Philip Handy	75,000	150,152	225,152
Melvyn N. Klein	95,000	166,749	261,749
Jamie Moffitt	60,000	207,398	267,398
George Muñoz	—	215,064	215,064
Scott R. Peppet	—	215,064	215,064
Valarie L. Sheppard	62,857	215,064	277,921
William S. Simon	59,523	150,083	209,606
Stuart M. Sloan	—	84,515	84,515
Charles M. Swoboda	29,166	180,477	209,643
Samuel Zell	—	390,110	390,110

(1)	Directors who are not employees of the Company receive compensation for their Board service. Mr. Galvin, our CEO, does not receive any compensation for his service as a member of the Board. Non-employee directors receive an annual retainer of $215,000 ($390,000 for the Chairman). The chair of each standing committee receives an additional annual retainer. Effective July 1, 2019, the chair of the Compensation Committee received an annual retainer of $15,000 (an increase from $10,000) and the chair of the Nominating and Governance Committee received an annual retainer of $10,000 (an increase from $7,500). The chair of the Audit Committee received an annual retainer of $20,000 and each member of the Audit Committee received an annual retainer of $30,000 (in addition to the annual retainer for the chair). Non-employee directors also receive compensation for their service on non-standing committees of the Board that may be established from time to time.

In 2019, directors could elect to have their compensation paid in the form of cash or deferred into vested stock units, except that $150,000 of the annual Board retainer ($325,000 for the Chairman) was automatically paid in stock units. Amounts are paid quarterly. The number of stock units is determined by dividing the amount due by the closing price of our common stock on the last trading day before the grant date. The stock units convert to shares of common stock and are paid to the director at a pre-determined time elected by the director.

Amounts paid in cash are shown in the “Fees Earned or Paid in Cash” column and amounts paid in stock units are shown in the “Stock Unit Awards” column. The amounts shown in the columns above reflect the compensation received by each non-employee director for services rendered during 2019. Due to rounding of stock unit grants upward to whole numbers, amounts reflected above slightly exceed the stated compensation.

(2)	Amounts shown were calculated in accordance with FASB ASC Topic 718 and reflect our expense with respect to stock units granted for services rendered during 2019. The following stock awards were outstanding at fiscal year-end for each non-employee director:

Name	Vested Outstanding Units	Name	Vested Outstanding Units
Lord James Blyth	72,259	George Muñoz	26,016
Frederic F. Brace	29,031	Scott R. Peppet	15,158
Linda Walker Bynoe	42,110	Valarie L. Sheppard	9,845
Robert J. Eck	3,660	William S. Simon	2,481
F. Philip Handy	40,441	Charles M. Swoboda	2,962
Melvyn N. Klein	41,349	Samuel Zell	95,374
Jamie Moffitt	3,533

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This section discusses our executive compensation policies and programs, our compensation philosophy and objectives, the components of our executive compensation program and the process through which compensation is determined for the named executive officers. Our named executive officers for 2019 were:

William A. Galvin	President and Chief Executive Officer
Theodore A. Dosch	Executive Vice President - Finance and Chief Financial Officer
Robert M. Graham	Executive Vice President - Electrical & Electronic Solutions
William C. Geary II	Executive Vice President - Network & Security Solutions
Justin C. Choi	Executive Vice President - General Counsel and Secretary

In 2019, we followed substantially the same general policies and procedures for executive compensation that we had applied in 2018. The primary elements of our executive compensation program, which are discussed in greater detail below, include base salary, annual cash incentive awards and equity awards. These are considered together and benchmarked against compensation paid by peer companies using a reference range around the 50th percentile of the compensation paid to executives in comparable positions at peer companies. We also provide deferred compensation and retirement benefits as part of our executive compensation program.

Highlights of our executive compensation program in 2019 include the following:

●

The base salaries for each of the named executive officers were increased for 2019, based on the Compensation Committee’s assessment of the individual’s performance, potential for advancement and tenure. Mr. Galvin’s base salary was increased 9.4% to $875,000. This increase placed him at approximately 10.4% below the 50th percentile of salaries paid to CEOs of peer companies. The base salaries of the other named executive officers saw increases ranging from 3.1% to 9.3%, placing them at 22.5% below to 1.6% above the 50th percentile of the range of base salaries for comparable executives at peer companies.

●	We provided our executives with annual incentive awards under our Management Incentive Plan that are designed to reward performance that supports our short-term performance goals. Consistent with recent practice, these awards were based on the executives meeting certain annual performance objectives approved by the Compensation Committee, including our achievement of certain specified operating profit and rate of return on tangible capital, as well as the achievement of other quantitative or qualitative individual goals. The annual performance objectives are determined so that target total cash compensation of each named executive officer is generally a range around the 50th percentile of the range of total cash compensation provided to similarly situated executives in peer companies. The target amounts set for the named executive officers for 2019 provided target total cash compensation ranging from 13.8% below to 13.5% above the 50th percentile.

●	In March 2019, all named executive officers received an equity grant consisting of a combination of RSUs and PRSUs. These grants are shown in the Summary Compensation Table and the Grants of Plan-Based Awards Table.

Consistent with past practice, we provided annual equity-based awards to our named executive officers so that their total compensation is a range around the 50th percentile of the total compensation provided to similarly situated executives in peer companies. We believe that the use of equity-based awards as a substantial part of compensation aligns the economic interests of the named executive officers with those of our stockholders and ensures that they maintain focus on the goal of enhancing long-term value for stockholders. Target total compensation for the named executive officers ranged from 18.7% below to 11.9% above the 50th percentile.

Consideration of Prior Say-on-Pay Vote

At the 2019 Annual Meeting of Stockholders, the “Advisory Vote on Executive Compensation” proposal (the “say on pay” vote) received support from approximately 99% of shares present at the meeting and entitled to vote. The Compensation Committee considered these results and, based on our strategic objectives, our performance, the close alignment of the compensation program with stockholder interests and the overwhelming support of stockholders in 2019, determined not to make any major changes to compensation policies, plans and programs for fiscal 2020. Accordingly, the Compensation Committee has decided to follow the same general policies and procedures described above in setting compensation for 2020.

Compensation Philosophy and Objectives

We believe that the talents, experience, dedication and entrepreneurial skills of our senior executives, including the named executive officers, have been and will continue to be essential to our success. Accordingly, the objectives of our compensation program are to:

●	be market competitive to attract and retain talented executives

●	recognize sustained above-market performance

●	motivate continuing improvement and future performance at above-market levels relative to competitive peer group companies

●	drive the achievement of specific strategic objectives designed to enhance long-term stockholder value creation

●	encourage prudent levels of business risk to meet our short- and long-term performance goals

●	promote ownership in the Company at a reasonable cost to our stockholders

●	be transparent and understandable to the participants and our stockholders

●	be consistent with our corporate governance principles

To achieve these objectives, we use a variety of compensation elements, including base salary, annual cash incentive awards, equity-based awards, deferred compensation and retirement benefits, all of which are discussed below.

What our compensation program is designed to reward

Our compensation program is designed to motivate and align individual performance with our strategic objectives by rewarding and incentivizing our executives for assuming responsibilities deemed important to our success, for excelling in the discharge of those responsibilities, for achieving competitively superior performance over annual and longer periods of time and for achieving yearly financial and non-financial goals that we believe are important to the creation and maintenance of stockholder value.

The elements of our compensation program

Base salary, annual cash incentive awards and equity-based awards for senior executives, including the named executive officers, are considered together and benchmarked against compensation paid at comparable companies. We and the Compensation Committee believe that the use of benchmarking data is useful in determining the range that should be considered in setting the compensation of the named executive officers.

The Compensation Committee has engaged the Consultant to help ensure that our executive compensation programs are competitive and consistent with our Company’s compensation philosophy and policies. Meridian Compensation Partners, LLC has served the Compensation Committee as the Consultant since July 1, 2018.

The Compensation Committee, working with the Consultant, selects the companies for the comparison group which it believes are representative of the types of companies with which we compete for executives. These companies are chosen from organizations of a similar size or representative range of revenues, market capitalization and number of employees. The selection is also based on one or more characteristics that they share in common with us, such as similar operational models, wholesale distribution companies, related business sectors and selected financial metrics. The Consultant conducts a periodic peer group review to confirm the appropriateness of the peer organizations based on the above factors and may, from time to time, recommend adjustments to the composition of the comparison group for the Compensation Committee’s consideration and approval.

The 16 publicly-traded companies in the comparison group for 2019 were:

Acuity Brands, Inc.	Henry Schein, Inc.	Sanmina Corporation
Applied Industrial Technologies, Inc.	MSC Industrial Direct Co., Inc.	Univar Inc.
Belden Inc.	Owens & Minor, Inc.	Watsco, Inc.
Essendant Inc.	Patterson Companies, Inc.	WESCO International, Inc.
Fastenal Company	R.R. Donnelley & Sons Company	W.W. Grainger, Inc.
Genuine Parts Company

These were the same companies in the 2018 comparison group.

In 2019, the Consultant provided to the Compensation Committee the benchmarking data which showed base salaries, target total cash compensation (i.e., base salary and annual cash incentive opportunity) and target total compensation (i.e., base salary, annual cash incentives and equity-based awards) with a range around the 50th percentile of the compensation paid by the comparison group of companies to executives holding comparable positions, which is the reference range chosen by the Compensation Committee as appropriate for benchmarking the compensation of our named executive officers. In reaching its final determination on each named executive officer’s 2019 compensation, the Compensation Committee considered benchmark data and recommendations from management, the Chairman of the Board and the Chairman of the Compensation Committee. See the Corporate Governance - Compensation Committee section for more information on how management’s recommendations factor into the setting of compensation for executives other than the Chief Executive Officer and how recommendations of the Chairman of the Board and the Chairman of the Compensation Committee factor into the setting of compensation for the Chief Executive Officer.

The elements of our executive compensation program

Our executive compensation program is designed to motivate and align individual performance with our strategic objectives by rewarding and incentivizing our executives for assuming responsibilities deemed important to our success, for excelling in the discharge of those responsibilities, for achieving competitively superior performance over annual and longer periods of time and for achieving yearly financial and non-financial goals that we believe are important to the creation and maintenance of stockholder value. Additionally, our executive compensation program is designed to retain our named executive officers and other executives who are critical to achieving our short-term and long-term strategic objectives. As described below, each element of our executive compensation program plays an important role in the retention of our named executive officers and the alignment of compensation with our corporate and share performance.

Base Salary: We provide our executives with a fixed level of annual income necessary to attract and retain executives. The Compensation Committee meets in the early part of each year to review executive salaries. The principal factors considered in making salary adjustment decisions include the individual’s performance, potential for advancement within the Company, tenure in the particular position and tenure with the Company. Annual salary adjustments typically are effective as of January 1 of each year.

Mr. Galvin’s base salary was increased 9.4% from $800,000 to $875,000. His salary, as adjusted, placed him at approximately 10.4% below the 50th percentile of salaries paid by the comparison group of companies to their chief executive officers.

Salaries paid to the other named executive officers are shown in the “Salary” column of the Summary Compensation Table, and represent increases ranging from 3.1% to 9.3% over base salaries paid in 2018. These base salary rates ranged from 22.5% below to 1.6% above the 50th percentile of the range of base salaries paid by the comparison group of companies to executives holding comparable positions.

Annual Incentive Awards: We provide our executives with annual incentive award opportunities designed to reward performance that supports our short-term performance goals. Annual incentive award opportunities for the named executive officers are provided under our stockholder approved Management Incentive Plan. Under this plan, each year the Compensation Committee establishes an award pool equal to 3% of our operating income as reported on our consolidated statements of operations for the plan year. A percentage of the award pool is assigned each year by the Compensation Committee to each named executive officer. The total amount of all awards for any year may not exceed the amount in the award pool for that year, and the maximum award for any participant in a given year may not exceed 50% of the applicable award pool. The Compensation Committee may, in its discretion, decrease the size of the award pool or the maximum award for any participant. Each year, the Compensation Committee also approves a target annual incentive for each executive that can be earned upon meeting the performance goals contained in the annual budget. Historically, and in 2019, these incentive plans provided an opportunity to earn an award for: (1) the achievement of the operating profit specified in the Company’s annual budget approved by the Board of Directors; (2) the achievement of the rate of return on tangible capital specified in the Company’s approved annual budget; and (3) the achievement of other quantitative or qualitative individual goals specified in the executive’s incentive award plan.

The budget process for determining operating profit and the rate of return on tangible capital goals for 2019 began after we completed our 2018 mid-year review and forecast for the remainder of the year. We then considered planned actions and potential changes in the operating environment or specific events that could affect our financial performance in 2019, including volatility due to foreign currency and commodity price changes as well as macro-economic uncertainties associated with pending U.S. financial and tax policies. Planned actions may include the opening or closing of offices or warehouses, initiatives to increase market share, new product introductions, entry into new geographies and acquisitions or divestitures. We also took into account the completion of large contracts which were not likely to be repeated or replaced, gross margin trends and macro-economic expectations, and a variety of other risks which may affect results. We then considered the potential magnitude of each of those effects.

Finalization of the budget by management included input from sales, marketing, operations, information technology, human resources and finance management. The 2019 budget was submitted in November 2018 to the Board of Directors for review, discussion and approval. We have chosen to reward the achievement of budgeted operating profit and rate of return on tangible capital because we believe that these items are among the most meaningful measures of our performance. By emphasizing earnings over sales, for example, the annual incentive plan helps to ensure that an acceptable level of profitability is maintained and enhanced.

Rate of return on tangible capital is deemed to be an important measure of our success because the wholesale distribution industry in which we compete is working capital intensive. Our assets consist primarily of inventories and accounts receivable, and the management of these assets to control borrowing costs and write downs in the value of these assets is crucial to our profitability.

Operating profit and rate of return on tangible capital are key drivers of net income, earnings per share and return on equity, and have been chosen over these latter measures in order to eliminate the effects of decisions about our capital structure, which tend to be longer-term in nature and therefore not well-suited to the annual incentive plan.

The final component of each executive’s annual incentive plan consists of one or more quantitative or qualitative objectives, the achievement of which is deemed by his or her immediate manager (or by the Compensation Committee in the case of the Chief Executive Officer) to be within the executive’s ability to influence and to be an important contribution to our short- and/or long-term success.

The amount of compensation that would be earned by an executive if all objectives in the annual incentive plan were fully met (but not exceeded) is the “target” amount for that executive. The 2019 target incentives, expressed as a percentage of salary, for each named executive officer were as follows: Mr. Galvin: 126%; Mr. Dosch: 93%; Mr. Graham: 84%; Mr. Geary: 80%; and Mr. Choi: 67%. See the Grants of Plan-Based Awards Table for disclosure of threshold, target and maximum payouts for the named executive officers.

The target annual incentives are determined so that target total cash compensation of each named executive officer is generally within a range around the 50th percentile of the range of total cash compensation provided to similarly situated executives in the comparison group of companies. The target amounts set for the named executive officers for 2019 provided total cash compensation ranging from 13.8% below to 13.5% above the 50th percentile.

Because we benchmark total cash compensation rather than annual incentives per se, and total cash compensation includes base salary, recommendations for target annual incentives can be affected by base salary determinations. However, the Compensation Committee believes that its target annual incentives are consistent with our philosophy that named executive officers should have a sizable amount of their cash compensation at risk. During the five-year period from 2015-2019, annual incentives paid to the named executive officers during such period ranged from 39% to 123% of their target amounts.

The weighting of each financial component was established with respect to each named executive officer’s scope of authority and did not change from 2018. For 2019, (1) the worldwide operating profit component for each named executive officer represented 25% to 40% of the total target annual incentive under the plan; (2) the operating profit component for the named executive officers whose plans were also based on business segment operating profit represented 30% of the total target annual incentive under the plan; (3) the return on tangible capital component for each named executive officer whose plan was based on worldwide return on tangible capital represented 35% to 37% of the total target annual incentive under the plan; (4) the return on tangible capital component for the named executive officers whose plans were based on business segment return on tangible capital represented 20% of the total target annual incentive under the plan; and (5) the individual objective component of each named executive officer’s plan was consistent with the strategies and actions underlying the annual operating plan, and represented 25% of the total target annual incentive under the plan.

The following are the individual qualitative objectives for each named executive officer for 2019:

Mr. Galvin:	Work with the executive team to implement and drive margin improvement programs to achieve our long-term financial goals. Provide oversight and guidance to the transformation project ensuring achievement of designed milestones and goals. Work with the global operations and inventory management organizations to drive efficiencies in our structure and improved cash flow through more effective inventory investment strategies. Drive a value platform through the growth in our complex service capabilities across all segments globally. Work with Human Resources to refine the succession planning process and work with department heads on new techniques and strategies to build a culture of talent development.

Mr. Dosch:	Lead capital structure planning and initiatives to ensure appropriate liquidity for the business to minimize both interest expense and currency exposure to achieve leverage and debt to total capital metric targets. Meet debt covenants while maintaining flexibility. Provide leadership for the business process transformation initiative. Lead M&A initiatives including due diligence, negotiations and integration planning. Implement and drive the margin improvement program.

Mr. Graham:	Implement and drive the margin improvement program. Drive services and value add capabilities across the global Electrical and Electronic (EES) business in both the OEM and C&I businesses. Continue to improve efficiency gains as measured by reducing field expense as a percent of sales. Establish continued talent upgrades at every level of the business to build stronger succession planning including more diverse leaders.

Mr. Geary:	Implement centralized sales groups including successful transition to operational efficiencies, location consolidation, improved customer satisfaction and service levels. Drive growth of the global AV strategy and sales performance. Successfully review all complex programs and projects with finance and implement new sales and operational strategies to improve profitability. Implement and drive the margin improvement program.

Mr. Choi:	Implement new global contract management life cycle platform. Collaborate with business leadership teams to create new customer and supplier contract templates. Partner with the Chief Information Security Officer to implement a defined process and protocol to address potential cybersecurity breaches. Provide support to drive manager-led messaging of the importance of the Company’s culture of ethics and integrity. Provide training on best practices in hiring employees with restrictive covenants.

When the financial results for the year are finalized, calculations of the amounts earned by each named executive officer pursuant to the terms of his annual incentive plan are prepared by management and furnished to the Compensation Committee. Payments for achievement of the operating profit and rate of return on tangible capital objectives are based on the application of the formula in the annual incentive plan to the audited financial results, while payments for achievement of individual objectives assigned to each executive are based on evaluation and recommendation by the executive’s immediate manager or, in the case of the Chief Executive Officer, by the Chairman of the Board in consultation with the Chairman of the Compensation Committee, for review and approval by the Compensation Committee.

For 2019 the target incentive and the relative weight assigned to each performance goal for each named executive officer were as follows:

	William A. Galvin	Theodore A. Dosch	Robert M. Graham	William C. Geary II	Justin C. Choi
Target Incentive	$1,100,000	$620,000	$380,000	$330,000	$335,000
Financial Performance Goals:
Worldwide Operating Profit	38%	38%	25%	25%	40%
Worldwide Return on Tangible Capital	37%	37%			35%
Global Network & Security Solutions Operating Profit				30%
Global Network & Security Solutions Return on Tangible Capital				20%
Global Electrical & Electronic Solutions Operating Profit			30%
Global Electrical & Electronic Solutions Return on Tangible Capital			20%
Individual Objectives	25%	25%	25%	25%	25%

For each performance goal there is a threshold level of performance, below which no incentive is paid. Attainment of the threshold level results in payment of 25% of the target incentive amount, attainment of the target level of performance results in payment of 100% of the target incentive amount, and attainment of the maximum level of performance results in payment of 150% of the target incentive amount. In each case, a pro rata percentage is earned for performance between the threshold and the target and for performance between the target and the maximum.

The following table sets forth for 2019 the target and payout levels for each financial performance goal, actual performance and the actual percentage of the target incentive paid.

Worldwide Operating Profit Target: $360,095,000

Worldwide Operating Profit Tiers	Multiplier	Actual Performance(1)	% Attainment of Target	Actual % of Target Incentive Paid
		$380,315,000	105.6%	139%
Less than $306,080,000.0
$306,080,000.25
$360,095,000	1.0
$385,952,000 or more	1.5

(1)	As adjusted, to reflect merger costs of approximately $12.8 million excluded from operating expenses.

Worldwide Return on Tangible Capital Target: 24.3%

Worldwide Return on Tangible Capital Tiers	Multiplier	Actual Performance	% Attainment of Target	Actual % of Target Incentive Paid
		23.8%	97.9%	90%
Less than 20.7%	.0
20.7%	.25
24.3%	1.0
26.0% or more	1.5

Global Network & Security Solutions (NSS) Operating Profit Target: $312,482,000

Global NSS Operating Profit Tiers	Multiplier	Actual Performance	% Attainment of Target	Actual % of Target Incentive Paid
		$326,727,000	104.6%	133%
Less than $265,610,000.0
$265,610,000.25
$312,482,000	1.0
$334,357,000 or more	1.5

Global Network & Security Solutions (NSS) Return on Tangible Capital Target: 38.8%

Global NSS Return on Tangible Capital Tiers	Multiplier	Actual Performance	% Attainment of Target	Actual % of Target Incentive Paid
		36.7%	94.6%	72%
Less than 33.1%	.0
33.1%	.25
38.8%	1.0
41.5% or more	1.5

Global Electrical & Electronic Solutions (EES) Operating Profit Target: $147,394,000

Global EES Operating Profit Tiers	Multiplier	Actual Performance	% Attainment of Target	Actual % of Target Incentive Paid
		$139,898,000	94.9%	74%
Less than $125,933,000.0
$125,933,000.25
$147,394,000	1.0
$158,361,000 or more	1.5

Global Electrical & Electronic Solutions (EES) Return on Tangible Capital Target: 28.6%

Global EES Return on Tangible Capital Tiers	Multiplier	Actual Performance	% Attainment of Target	Actual % of Target Incentive Paid
		27.8%	97.2%	86%
Less than 24.4%	.0
24.4%	.25
28.6%	1.0
30.6% or more	1.5

Multipliers also apply to the individual objectives. For named executive officers other than the Chief Executive Officer, the executive’s immediate manager evaluates the executive’s achievement of the objective. This evaluation takes into account any particular challenges encountered in performing the objective, including developments which were outside of the executive’s control. Based on this evaluation, the executive’s immediate manager makes a qualitative judgment about the extent to which the executive has met expectations for achievement of the objective, and recommends a multiplier to be applied to the target incentive. The multipliers are submitted, along with supporting commentary, to the Compensation Committee for review and approval. The Compensation Committee makes the same evaluation and determination for the Chief Executive Officer. In addition, the Compensation Committee can, at its discretion, apply a multiplier in excess of 1.5, provided the resulting total award under the annual incentive plan does not exceed the limitations imposed by our Management Incentive Plan on the amount of the aggregate award.

The performance of the named executive officers during 2019 resulted in the following multipliers applied to their target annual incentive with respect to their individual objectives: Mr. Galvin: 1.20; Mr. Dosch: 1.15; Mr. Graham: 1.17; Mr. Geary: 1.10; and Mr. Choi: 1.15. Annual incentive awards paid to the named executive officers with respect to the corporate performance goals and the individual objectives in accordance with these results are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Equity-Based Awards: We are dedicated to enhancing long-term value for our stockholders and believe that the best way to ensure our senior executives, including the named executive officers, maintain focus on this goal is to provide a substantial part of their total compensation in the form of equity-based awards. Our use of equity-based awards is designed to promote ownership and align the economic interests of senior executives to those of our stockholders at a reasonable cost and to reward and retain senior executives identified as key to the continuity and success of our business or as high potential succession candidates. In 2016, the vesting of equity-based awards was conditioned on both performance and the passage of time with the issuance of PRSUs in addition to RSUs. We believe the utilization of PRSUs as part of our equity-based awards further enhances the alignment of the compensation of our senior executives with stockholder interests.

Our Stock Incentive Plan, as well as predecessor plans, all of which are stockholder approved, provide for various types of awards, including stock options, stock appreciation rights, stock awards, performance shares, stock units, performance units and dividend equivalent rights.

We have traditionally provided long-term incentive compensation to our named executive officers through equity-based awards in the form of RSUs and PRSUs (we have not granted stock options since 2013). In 2019, a combination of RSUs and PRSUs were issued to all of the named executive officers. RSUs manage potential increased dilution that would result from using only options and provide executives with outright value that supports executive retention. PRSUs serve to strengthen the link of the senior executives’ compensation to our longer-term results.

Commencing in 2019, RSUs have generally vested in 1/3 increments beginning on the first anniversary of the date of grant. Previously, vesting generally began on the second anniversary of the date of grant. For 2019, PRSUs have three performance periods based on the Company’s adjusted EBITDA margin for fiscal periods 2019, 2020 and 2021, with a three-year overall TSR modifier relative to the TSR of the peer group of companies determined by the Compensation Committee. The grant is allocated 25%, 25% and 50% for years 2019, 2020 and 2021, respectively. The performance goals for the adjusted EBITDA margin and the TSR modifier are as follows:

Performance Goal: Adjusted EBITDA Margin

	2019	2020	2021
Threshold 50%	4.83%	5.03%	5.33%
Target 100%	5.13%	5.43%	5.73%
Maximum 200%	5.33%	5.63%	5.93%

TSR Percentile Ranking vs. the Peer Group	Modifier
75th Percentile and above	+25%
Above 25th Percentile and below 75th Percentile	Linearly interpolated
25th Percentile and below	-25%

We generally provide annual equity-based awards to the named executive officers so that their total compensation is within a range around the 50th percentile of the total compensation provided to similarly situated executives in the comparison group of companies. This reflects our practice of leveraging total compensation relative to the benchmark rates which is consistent with our philosophy that senior executives, including the named executive officers, should receive a sizable amount of their total compensation as equity in the Company. Because we benchmark total compensation for our named executive officers rather than equity-based awards per se, and total compensation includes total cash compensation, recommendations for equity-based awards can be affected by total cash compensation determinations.

Target Total Compensation: For 2019, our named executive officers’ target total compensation ranged from 18.7% below to 11.9% above the 50th percentile.

Pensions: We believe that providing a measure of retirement income to our employees, including our named executive officers, is important to our recruitment and retention goals. Accordingly, certain U.S. employees and employees of certain foreign subsidiaries participate in Company-sponsored plans. For certain highly compensated employees in the U.S., we provide a non-qualified Excess Benefit Plan which extends the applicable benefit formula in the qualified pension plan to eligible compensation that exceeds the amount allowed by the Internal Revenue Code (“Code”) to be taken into account under the qualified plan ($280,000 in 2019). All named executive officers participate in the Excess Benefit Plan. See the discussion accompanying the Pension Benefits table.

Deferred Compensation: We believe that providing a method for employees, including the named executive officers, to save for retirement on a tax-deferred basis is important to our recruitment and retention goals. Accordingly, substantially all U.S. employees are eligible to participate in the Company’s 401(k) plan. For certain highly compensated employees, including the named executive officers, we provide a non-qualified deferred compensation plan that enables participants to defer up to 50% of their salary and 100% of their annual incentive until retirement or other specified future date. The plan also provides for employer contributions in certain instances. We pay interest on the deferrals and contributions and provide an enhanced crediting rate if the Company meets certain pre-determined financial performance goals. See the discussion accompanying the Non-Qualified Deferred Compensation table.

Perquisites: Historically, perquisites for senior executives have been very limited in scope and value. In 2019, the named executive officers did not receive any perquisites, with the exception of being eligible for reimbursement for the cost of annual physical exams for executives, in excess of the standard benefits available to our employees generally. The Compensation Committee periodically reviews the types and costs of any perquisites to ensure they remain aligned with our compensation philosophy.

Deductibility of Compensation

One of the factors the Compensation Committee considers when determining executive compensation is the anticipated tax treatment to the Company and to the executives of the various payments and benefits. Section 162(m) of the Code (“Section 162(m)”) generally provides that a publicly held company may not deduct compensation paid to certain covered executive officers to the extent that such compensation exceeds $1,000,000 per executive officer in any year.

The Compensation Committee considers the deductibility of executive compensation under Section 162(m) and reserves the flexibility to take actions that may be based on considerations in addition to tax deductibility. The Compensation Committee believes that stockholder interests are best served not restricting the Compensation Committee’s discretion and flexibility in crafting compensation programs, even if such programs may result in certain non-deductible compensation expenses. Accordingly, the Company may provide compensation that is not deductible.

Timing of Awards

Annual cash incentive awards for the most recently completed fiscal year are determined by the Compensation Committee at its regularly scheduled meeting in the first quarter each year, after the financial statements for the recently completed year are finalized and results are publicly reported. These financial statements are necessary to complete the calculation of the amount of awards earned.

Base salaries, annual cash incentive targets and equity-based awards for the current year are also determined in the first quarter meeting, after the Board of Directors has approved the operating budgets for the year, the Consultant has provided benchmarking data and management has formulated its recommendations.

Equity-based awards are generally granted on March 1 of each year. The Compensation Committee chose March 1 of each year as the grant date in order to reduce the administrative burden of issuing shares on multiple dates each year as previously issued RSUs vested. Under certain limited circumstances, such as in connection with a promotion or new hire, the Compensation Committee will make grants on a date other than March 1. These awards are approved at the meeting as dollar-value awards to each recipient rather than a number of shares, units or options. The number of shares or units to be granted to each recipient is determined by dividing the dollar-value award to each participant as approved by the Compensation Committee, by the closing price of our stock on the grant date or, if not a trading day, the immediately preceding trading day.

Compensation Related Policies

Stock Ownership Guidelines: To promote the alignment of the interests of directors and senior executives, including the named executive officers, with those of our stockholders, we have established minimum Company stock ownership guidelines. Under these guidelines, directors are required to hold stock valued at three times their annual retainer and the Chief Executive Officer is required to hold stock valued at five times his base salary. The Chief Executive Officer sets the minimum Company stock ownership guidelines for the other senior executives. The value of shares owned, vested stock options and earned/vested PRSUs and RSUs is used to determine whether the guidelines have been met. The Compensation Committee is responsible for recommending appropriate actions in respect of persons failing to meet the ownership guidelines within five years of those persons becoming subject to the guidelines.

All directors and executives subject to these requirements are either above their ownership requirements or, taking into account the continued vesting of previous and/or anticipated equity-based awards, are expected to achieve their requirement within the prescribed five-year timeframe.

Executives are not subject to minimum holding periods; however, in the event an executive does not meet the Company’s stock ownership guidelines, the Board may take corrective action including, but not limited to, prohibiting sales of stock until the executive meets the applicable guideline.

Anti-Hedging and Pledging Policy: Our Global Business Ethics and Conduct Policy prohibits hedging against a decline in our share price. Under our Insider Trading Policy, directors and executive officers may not engage in short sales with respect to our securities.

Our Insider Trading Policy places certain restrictions on pledging of our common stock by directors and executive officers. Under this policy, the aggregate amount of securities pledged by any individual director or executive officer may not exceed 50% of the total amount of common stock beneficially owned by such person in excess of 75,000 shares. As of March 6, 2020, less than 26% of our common shares beneficially owned by our directors and executive officers as a group were eligible to be pledged under our policy and 7% were actually pledged. This excludes 337,283 shares of our common stock held by trusts established for the benefit of Samuel Zell and his family for which Mr. Zell disclaims beneficial ownership, as described in more detail in footnote 7 to the Security Ownership of Management table. As disclosed, Mr. Zell does not have voting or dispositive power over the shares of common stock indirectly held by such trusts and accordingly, Mr. Zell has disclaimed beneficial ownership of such shares, except to the extent of any pecuniary interest therein.

Recoupment of Incentive Compensation: All annual incentive and long-term incentive awards to senior executives, including the named executive officers, are expressly conditioned upon our right to recoup a portion or all of any such award granted in respect of any year for which our financial results are restated.

EXECUTIVE COMPENSATION

2019 Summary Compensation Table

This table shows the compensation for the fiscal years ended January 3, 2020, December 28, 2018 and December 29, 2017 of our named executive officers.

					Change in
					Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
			Stock	Incentive Plan	Compensation		All Other
Name and Principal		Salary	Awards	Compensation	Earnings		Compensation
Position	Year	($)(1)	($)(2)	($)(3)	($)(4)		($)(5)	Total ($)
William A. Galvin	2019	875,000	3,169,522	1,277,320	573,401	(6)	7,898	5,903,141
President & Chief	2018	712,500	1,962,794	574,010	11,464		7,511	3,268,279
Executive Officer	2017	570,000	1,772,683	426,468	288,257		9,383	3,066,791

Theodore A. Dosch	2019	670,000	1,425,111	712,194	48,235	(7)	9,442	2,864,982
Executive Vice	2018	650,000	1,354,799	451,680	31,502		8,888	2,496,869
President — Finance &	2017	615,000	1,218,104	578,875	35,735		9,791	2,457,505
Chief Financial Officer

Robert M. Graham	2019	450,000	712,587	392,920	190,665	(8)	7,898	1,754,070
Executive Vice	2018	435,000	677,362	456,395	18,893		7,511	1,595,161
President — Electrical &	2017	420,000	609,051	371,700	99,155		7,599	1,507,505
Electronic Solutions

William C. Geary II	2019	410,000	610,744	384,615	105,752	(9)	7,877	1,518,988
Executive Vice	2018	375,000	547,086	191,850	2,970		7,492	1,124,398
President — Network &
Security Solutions

Justin C. Choi	2019	500,000	534,395	388,098	39,199	(10)	8,136	1,469,828
Executive Vice	2018	485,000	536,704	250,470	19,755		7,724	1,299,653
President — General	2017	470,000	507,557	319,200	24,718		8,997	1,330,472
Counsel & Secretary

(1)	The amounts in this column reflect salary earned by each named executive officer for the applicable year. 2019 annual salary increases were effective January 1, 2019.

(2)	The amounts in these columns represent the grant date fair value, computed in accordance with FASB ASC Topic 718, of the restricted stock unit awards granted to the named executive officers for each fiscal year shown. The annual awards consist of a combination of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) for each of our named executive officers. For an explanation of assumptions used in valuing the awards, see Note 10 to the Consolidated Financial Statements contained in our 2017 Form 10-K, Note 8 to the Consolidated Financial Statements contained in our 2018 Form 10-K and Note 9 to the Consolidated Financial Statements contained in our 2019 Form 10-K.

The value of the PRSUs is based upon the probable outcome of the performance conditions. The grant date fair value of the PRSUs in 2019, assuming the performance conditions were met at the maximum level, was:

Maximum Value of
Name	PRSU Awards ($)

William A. Galvin	4,048,755
Theodore A. Dosch	1,462,735
Robert M. Graham	731,445
William C. Geary II	626,820
Justin C. Choi	548,545

(3)	The amounts in this column reflect the cash incentive payments we awarded under the Management Incentive Plan to each named executive officer for the fiscal years shown.

(4)	Amounts shown in this column include the annual change for the fiscal year in the actuarial present value of each executive’s accumulated benefit under all Company defined benefit plans. See Note 8 to the Consolidated Financial Statements contained in our 2019 Form 10-K. This column also includes above market earnings on deferred compensation for the fiscal years shown.

(5)	For components of the amounts in this column, see the 2019 All Other Compensation table below.

(6)	Reflects the above market earnings on deferred compensation of $17,964. The actuarial present value of the accumulated benefit under all Company defined benefit plans increased by $555,437.

(7)	Reflects the above market earnings on deferred compensation of $8,515. The actuarial present value of the accumulated benefit under all Company defined benefit plans increased by $39,720.

(8)	Reflects the above market earnings on deferred compensation of $29,606. The actuarial present value of the accumulated benefit under all Company defined benefit plans increased by $161,059.

(9)	Reflects the above market earnings on deferred compensation of $5,079. The actuarial present value of the accumulated benefit under all Company defined benefit plans increased by $100,673.

(10)	Reflects the above market earnings on deferred compensation of $16,294. The actuarial present value of the accumulated benefit under all Company defined benefit plans increased by $22,905.

2019 All Other Compensation

Company Contributions
Name	to 401(k) Plan ($)

William A. Galvin	7,898
Theodore A. Dosch	9,442
Robert M. Graham	7,898
William C. Geary II	7,877
Justin C. Choi	8,136

Employment Agreements

We have no employment agreements with any of our named executive officers covering the terms of their employment.

2019 GRANTS OF PLAN-BASED AWARDS

This table provides information concerning each grant of an award made in 2019 to the named executive officers under any plan.

		Estimated Possible Payouts under Non-Equity Incentive Plan Awards(2)				Estimated Future Payouts under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of	Grant Date Fair Value of Stock and
Name	Grant Date	Committee Approval Date(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Shares of Stock or Units (#)(4)	Option Awards ($)(5)
William A. Galvin			275,000	1,100,000	1,650,000					—
	3/1/2019	2/21/2019				13,061	26,121	65,303		1,619,502
	3/1/2019	2/21/2019							26,121	1,550,020
Theodore A. Dosch			155,000	620,000	930,000					—
	3/1/2019	2/21/2019				4,719	9,437	23,593		585,094
	3/1/2019	2/21/2019							14,156	840,017
Robert M. Graham			95,000	380,000	570,000					—
	3/1/2019	2/21/2019				2,360	4,719	11,798		292,578
	3/1/2019	2/21/2019							7,078	420,009
William C. Geary II			82,500	330,000	495,000					—
	3/1/2019	2/21/2019				2,022	4,044	10,110		250,728
	3/1/2019	2/21/2019							6,067	360,016
Justin C. Choi			83,750	335,000	502,500					—
	3/1/2019	2/21/2019				1,770	3,539	8,848		219,418
	3/1/2019	2/21/2019							5,308	314,977

(1)	The Compensation Committee generally approves equity awards at its February meeting to be granted on the following March 1. The Compensation Committee chose March 1 of each year as the general grant date in order to reduce the administrative burden of issuing shares on multiple dates each year as previously issued RSUs vested.

(2)	Payouts under the Management Incentive Plan were based on performance in 2019, which has now been determined. Thus, the amounts shown in the “Threshold,” “Target” and “Maximum” columns reflect the range of potential payouts when the performance goals were set earlier in 2019. Actual amounts paid under the Management Incentive Plan for 2019 are reflected in the Summary Compensation Table as Non-Equity Incentive Plan Compensation.

(3)	The information in these columns shows the range of PRSUs that could be earned by the named executive officers under our Stock Incentive Plan. The actual number of PRSUs granted under the Stock Incentive Plan is listed in the “Target” column above. The payout of PRSUs can range from 50% of target threshold to a maximum of 250% of target depending on the level of achievement of the applicable performance goals for each performance cycle in the three-year performance period. See “RSUs/PRSUs” in this section for a detailed discussion of PRSU awards.

(4)	RSUs generally vest in 1/3 increments during employment beginning on the first anniversary of the March 1, 2019 grant date.

(5)	Calculated in accordance with FASB ASC Topic 718. RSUs were valued at $59.34 per unit, which was the closing price of the underlying common stock on March 1, 2019. The value of the PRSUs is based upon the probable outcome of the performance conditions using the Monte Carlo pricing model.

Management Incentive Plan

For 2019, the Compensation Committee approved annual incentive awards composed of three components: operating profit, return on tangible capital and individual objectives. The Compensation Committee set a target incentive amount for each named executive officer ranging from 67% to 126% of base salary. The actual payout for each component of the annual incentive award can range from zero to 150% of the target incentive opportunity for each component. For each component, a pro rata percentage is earned for performance between the threshold and the target and for performance between the target and the maximum.

A significant portion of each named executive officer’s incentive opportunity (75%) was based on the two financial components, determined on a worldwide and/or business segment basis. Each year, the Compensation Committee sets operating profit target, threshold and maximum amounts. If the Company reaches the threshold operating profit amount, the executive is eligible for a threshold payment of 25% of the operating profit component of the incentive award, with pro rata increases in payout as operating profit reaches the target amount. Exceeding the operating profit target amount will result in payments above the target incentive award amount, up to a maximum of 150%. Similarly, the Compensation Committee sets yearly return on tangible capital target, threshold and maximum amounts. At the threshold return on tangible capital amount, the executive receives 25% of the return on tangible capital component of the incentive award, with pro rata increases in payout as return on tangible capital reaches the target amount. Exceeding the target return on tangible capital amount will result in payments above the target incentive award amount up to a maximum of 150%. The remaining portion of the annual incentive opportunity is based on achievement of individual objectives, which for the other named executive officers is determined by the Chief Executive Officer or, in the case of the Chief Executive Officer, by the Chairman of the Board in consultation with the Chairman of the Compensation Committee for review and approval by the Compensation Committee.

RSUs/PRSUs

For 2019, RSUs and PRSUs were granted under the Company’s 2017 Stock Incentive Plan. Commencing in 2016, we adopted PRSUs as part of our long-term incentive program to our named executive officers, and a combination of RSUs and PRSUs were issued to all of the named executive officers. We believe the adoption of PRSUs as part of our equity-based awards further enhances the performance sensitivity of the compensation of our senior executives.

Stock Options

Stock options have not been granted since 2013.

OUTSTANDING EQUITY AWARDS AT 2019 FISCAL YEAR-END

This table sets forth information for each named executive officer with respect to (1) each grant of stock options outstanding as of January 3, 2020 and (2) each outstanding restricted stock unit that has not vested as of January 3, 2020.

	Option Awards(1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(6)
William A. Galvin						54,885	5,291,463	38,259	3,688,550
	12,817	(7)	0	61.74	03/1/2021

Theodore A. Dosch						42,295	4,077,661	14,795	1,426,386
	9,860	(7)	0	61.74	03/01/2021
	10,648	(7)	0	58.28	07/01/2021
	14,157	(7)	0	61.19	03/01/2022
	13,914	(7)	0	64.75	03/01/2023
Robert M. Graham						18,582	1,791,491	7,398	713,241
William C. Geary II						16,059	1,548,248	5,586	538,546
Justin C. Choi						17,393	1,676,859	5,693	548,862

(1)	In accordance with the anti-dilution provisions of our Stock Incentive Plans, this table reflects the adjustment to the number of outstanding options and the exercise prices to reflect the special cash dividends declared on April 24, 2012 and November 25, 2013.

(2)	Each option was granted 10 years prior to the expiration date shown in this column.

(3)	RSUs generally vest during employment in 1/3 increments beginning on the first anniversary of each grant date. Unvested awards are generally forfeited upon termination of employment for any reason and fully vest on a change in control. The unvested RSUs for the named executive officers will vest as follows:

Name	3/1/2020	7/1/2020	3/1/2021	7/1/2021	3/1/2022	7/1/2022
William A. Galvin	17,636	5,204	13,277	5,203	10,932	2,633
Theodore A. Dosch	21,980	—	11,720	—	8,595	—
Robert M. Graham	8,424	—	5,861	—	4,297	—
William C. Geary II	5,877	1,065	4,464	1,066	3,587	—
Justin C. Choi	9,481	—	4,607	—	3,305	—

(4)	Represents the value of shares of common stock covered by the RSUs using $96.41 which was the closing price of our common stock on January 3, 2020.

(5)	This column shows the number of unearned PRSUs at the target level held by the named executive officers as of January 3, 2020. The following schedule shows the dates on which these units would be earned:

Name	3/1/2020	7/1/2020	3/1/2021	7/1/2021	3/1/2022
William A. Galvin	9,911	3,899	8,755	2,633	13,061
Theodore A. Dosch	5,808	—	4,268	—	4,719
Robert M. Graham	2,904	—	2,135	—	2,359
William C. Geary II	1,782	—	1,782	—	2,022
Justin C. Choi	2,283	—	1,641	—	1,769

(6)	This column shows the market value of the unearned PRSUs at the target level held by the named executive officers based on a price of $96.41 per share (the closing price of the common stock on January 3, 2020).

(7)	These stock options vested in 1/3 increments beginning on the second anniversary of the grant date and are now fully vested.

2019 OPTION EXERCISES AND STOCK VESTED

This table sets forth information relating to (1) the exercise of stock options during fiscal 2019 by each named executive officer, (2) the dollar amount realized upon such exercise, (3) the number of RSUs and PRSUs held by each named executive officer that vested or were earned during fiscal 2019 and (4) the value of those vested units.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
William A. Galvin	33,384	1,177,947	20,156	1,193,532
Theodore A. Dosch	10,605	332,570	28,551	1,684,081
Robert M. Graham	—	—	9,159	541,351
William C. Geary II	—	—	4,606	272,831
Justin C. Choi	—	—	13,375	788,924

(1)	The amount represents the difference between the exercise price and the price at which the shares acquired upon exercise were sold.

(2)	Represents the value of our common stock on the vesting date. This value equals the number of shares acquired on the vesting date multiplied by either the average of the high and low prices of our stock on the NYSE on such date, if the vesting date is a trading day, or the previous trading day’s closing price of our stock on the NYSE, if the vesting date is not a trading day. This amount includes the PRSUs that were earned as of March 1, 2019 and July 1, 2019 but which will not be settled or distributed until March 1, 2021 and July 1, 2021, based on the three-year performance period ending December 31, 2020: Mr. Galvin: March 1, 2019 $86,649 (1,469 PRSUs) and July 1, 2019 $104,384 (1,738 PRSUs); for March 1, 2019, Mr. Dosch: $74,321 (1,260 PRSUs); Mr. Graham: $37,161 (630 PRSUs); Mr. Geary $30,023 (509 PRSUs); and Mr. Choi: $29,434 (499 PRSUs).

2019 PENSION BENEFITS

We provide defined pension benefits under our Pension Plan and our Excess Benefit Plan. This table shows (1) the years of service credited to each named executive officer under each plan in which the named executive officer is entitled to benefits and (2) the present value of the accumulated benefit payable under each such plan to each named executive officer upon retirement at age 65.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
William A. Galvin	Anixter Inc. Pension Plan	32.42	2,315,417	0
	Anixter Inc. Excess Benefit Plan	32.42	89,129	0
Theodore A. Dosch	Anixter Inc. Pension Plan	10.95	83,910	0
	Anixter Inc. Excess Benefit Plan	10.95	106,780	0
Robert M. Graham	Anixter Inc. Pension Plan	17.00	552,783	0
	Anixter Inc. Excess Benefit Plan	17.00	36,012	0
William C. Geary II	Anixter Inc. Pension Plan	17.00	322,238	0
	Anixter Inc. Excess Benefit Plan	17.00	20,130	0
Justin C. Choi	Anixter Inc. Pension Plan	7.58	34,626	0
	Anixter Inc. Excess Benefit Plan	7.58	46,178	0

(1)	The number of years of service credited to the named executive officer under the specified plan, computed as of January 3, 2020, which is the same measurement date used for financial statement reporting purposes in our 2019 Form 10-K. Credited service was based on hours worked through July 31, 2006 and an elapsed time method from August 1, 2006 forward. No credit is given for years not worked.

(2)	The actuarial present value of the named executive officer’s accumulated benefit under the applicable plan, computed as of the same January 3, 2020 measurement date used for financial statement reporting purposes in our 2019 Form 10-K.

Pension Plan and Excess Benefit Plan

Pension Plan

Our Pension Plan is a tax-qualified retirement plan covering all U.S. employees, excluding any person subject to a collective bargaining agreement which does not provide for coverage under the Pension Plan. The Pension Plan benefit consists of two components: (i) until December 31, 2013, a “Grandfathered Benefit” for employees hired prior to June 1, 2004 and (ii) a “PRA Benefit” for all employees hired on or after June 1, 2004 and beginning January 1, 2014, for all employees. The Pension Plan was closed to new hires or rehires as of July 1, 2015.

Grandfathered Benefit. The Grandfathered Benefit provides a monthly amount equal to a participant’s years of continuous service through December 31, 2013 (not to exceed 30) multiplied by the sum of 0.65% of the portion of the participant’s Final Average Pay that is less than or equal to 1/12 of the participant’s covered compensation (as defined in the plan) (an amount specified by Social Security based on year of birth), plus 1.3% of the portion of the participant’s Final Average Pay in excess of 1/12 of the participant’s covered compensation. Final Average Pay means the highest average monthly salary and bonus (including, but not limited to, overtime, commissions, performance-based bonuses, employee referral bonuses, and amounts deferred under a nonqualified deferred compensation plan or under Code Sections 125, 401(k), and 132 plans) paid during the 60-consecutive calendar month period occurring within the 120 consecutive calendar months of service ending with the earlier of December 31, 2013 or the participant’s final completed calendar month of service, taking into account the applicable Code limits. For certain participants the Grandfathered Benefit had been periodically increased by a fixed amount, not exceeding the applicable IRS limit, which resulted in a corresponding decrease in the Excess Benefit Plan benefit.

Participants hired before June 1, 2004 are eligible to receive a Grandfathered Benefit after completing five years of service. The normal retirement age is 65. After attaining age 55, participants may retire and elect to receive early payment, although the amounts are actuarially reduced to reflect the longer payment period. Any participant who terminates employment prior to age 55 but has five years of service is eligible for a deferred vested benefit beginning at age 65 (or age 55 subject to an actuarial reduction). Participants may elect to receive the Grandfathered Benefit from the Pension Plan in a single life annuity, 10-year certain annuity, joint and survivor annuity or joint and contingent annuity. A lump sum payment is also available if the value of the benefit is under $10,000. Because Messrs. Dosch and Choi were hired after June 1, 2004, they did not accrue a Grandfathered Benefit.

PRA Benefit. For the PRA Benefit, each participant has a Personal Retirement Account, which is a notional account that receives an annual pay credit equal to 2.0% of salary (up to the applicable Code limits) for each plan year in which the participant’s years of continuous service are fewer than five and 2.5% of salary (up to the applicable Code limits) for each plan year in which the participant’s years of continuous service are five or greater. Salary for this purpose includes amounts deferred under a nonqualified deferred compensation plan or under Code Sections 125, 401(k), and 132 plans. Participants also receive an annual Company contribution under the Employee Savings Plan (a tax-qualified 401(k) plan) equal to their Personal Retirement Account balance multiplied by the 10-year Treasury rate. For certain participants, the PRA Benefit is periodically increased by a fixed amount, not exceeding the applicable IRS limit, which results in a corresponding decrease in the Excess Benefit Plan benefit.

Participants may retire at any age after completing three years of service and receive their PRA Benefit. Participants may elect to receive the PRA Benefit in an actuarially equivalent single life annuity, joint and survivor annuity or lump sum. All named executive officers currently accrue a PRA Benefit. Messrs. Galvin, Graham and Geary have accrued a PRA Benefit since January 1, 2014 and Mr. Dosch and Mr. Choi have accrued a PRA Benefit since their respective dates of hire.

Excess Benefit Plan

The Excess Benefit Plan is available to U.S. employees who are recommended by the Chief Executive Officer and approved by the Compensation Committee. The purpose of the Excess Benefit Plan is to provide those eligible participants with a retirement benefit that recognizes the participant’s full salary and bonus, without regard to Code limits. It utilizes the same benefit formulas in the Pension Plan, except that the formula is applied to the portion of the salary as well as bonus that cannot be taken into account under the Pension Plan due to Code limits (the PRA Benefit under the Pension Plan is based only on salary and excludes bonuses). The Grandfathered Benefit under the Excess Benefit Plan was frozen as of December 31, 2013 and all Excess Benefit Plan participants participate in the Personal Retirement Account as of January 1, 2014. This Plan was closed to new hires or rehires as of July 1, 2015. The Personal Retirement Account is credited with an annual pay credit of 2.0% of salary and bonus for each plan year after 2010 in which the participant’s years of continuous service are fewer than five or 2.5% of salary and bonus for each plan year after 2010 in which the participant’s years of continuous service are five or greater, less the annual amount credited to the Pension Plan Personal Retirement Account. The Personal Retirement Account grows with interest based on current 10-year Treasury rates.

Participants who terminate employment with five years of service will receive their Grandfathered Benefit under the Excess Plan in a single life annuity (if the participant does not have a beneficiary) or a joint and survivor annuity (if the participant has a beneficiary), provided that if the total Excess Plan Benefit (including both the Grandfathered Benefit and the PRA Benefit) is less than the limit under 402(g) of the Code ($19,000 for 2019), the total Excess Plan Benefit will be paid in a lump sum. The Grandfathered Benefit is payable at the date of termination if the participant is age 55 or older, however, in the case of a participant who is one of the 50 highest paid employees of the Company, benefits will be not be paid until six months following termination. If the participant’s termination of employment occurs prior to age 55, benefits will be paid upon attainment of age 65. Participants who terminate with three years of service will receive the PRA Benefit under the Excess Benefit Plan in a lump sum six months following termination.

Assumptions

The assumptions used in calculating the present value of the projected accumulated benefits under the Pension Plan and Excess Benefit Plan are set forth in Note 8 to the Company’s Consolidated Financial Statements contained in our 2019 Form 10-K.

2019 NONQUALIFIED DEFERRED COMPENSATION

This table shows information regarding each named executive officer’s benefit under our Deferred Compensation Plan.

	Executive Contributions	Registrant Contributions	Aggregate Earnings in	Aggregate Withdrawals/	Aggregate Balance at
Name	in Last FY ($)(1)	in Last FY ($)	Last FY ($)(2)	Distributions ($)	Last FYE ($)(3)

William A. Galvin	—	—	59,165	—	1,234,248
Theodore A. Dosch	51,000	—	27,725	—	595,451
Robert M. Graham	—	—	97,508	—	2,034,102
William C. Geary II	34,184	—	16,523	—	358,835
Justin C. Choi	238,136	—	51,969	—	1,118,891

(1)	These amounts are reflected in the Summary Compensation Table as “Salary” or “Non-Equity Incentive Plan Compensation”.

(2)	The following amounts are reflected as above market earnings in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table: Mr. Galvin: $17,964; Mr. Dosch: $8,515; Mr. Graham: $29,606; Mr. Geary: $5,079; and Mr. Choi: $16,294. The remaining amounts are market earnings that are not reported in the Summary Compensation Table.

(3)	The following amounts have been reported as compensation in this or prior years’ Summary Compensation Tables: Mr. Galvin: $353,366; Mr. Dosch: $506,274; Mr. Graham: $108,875; Mr. Geary: $75,608; and Mr. Choi: $858,560. The remaining amounts are market earnings that are not reported in the Summary Compensation Table.

Selected employees are eligible to participate in our Deferred Compensation Plan. Under this plan, participants may defer up to 50% of base salary and up to 100% of annual non-equity incentive awards. Elections are made annually, prior to the beginning of the calendar year for which the election is effective. Once made, deferral elections are irrevocable for the year. Deferred amounts are credited to an account established for each participant. If the participant makes the maximum permissible elective deferrals under our tax-qualified Employee Savings Plan, we also provide the portion of the matching contribution, if any, that could not be made under the Employee Savings Plan as a result of the deferrals made under the Deferred Compensation Plan. No named executive officers received a matching contribution under the Deferred Compensation Plan for 2019.

Interest is credited at the end of each month and accrues on the average daily balance of the account at 140% of the three-month average of the previous quarter’s 10-year Treasury Note rate. This rate was designed to approximate our long-term borrowing rate. For 2019, the average crediting rate was 5.03%. Active participants are eligible to receive an enhanced crediting rate of up to one-half percentage point per quarter if we meet or exceed certain quarterly performance goals. The enhanced crediting rate is credited at the end of each eligible calendar quarter. Participants must be employed for at least one-half the quarter to be eligible for this enhanced rate. In 2019, enhanced crediting was paid for all four quarters.

All deferrals must remain in the Deferred Compensation Plan for at least five years from the deferral date, except for terminations due to retirement at or after age 55, disability or death. At the time they make their deferral election, participants also elect the form and time of distribution. Retirement and disability payment options are: lump sum, monthly installments or a combination of lump sum and monthly installments. For pre-2005 deferrals, the number of monthly installments may not exceed 120. For post-2004 deferrals, the number of monthly installments may not exceed 180. For all other terminations, excluding death, participants receive a lump sum on the first of the calendar year two years following employment termination, provided deferrals have been in the plan for five years. During the annual open enrollment period, participants may elect a scheduled withdrawal of all or a portion of the next year’s deferral account on a date at least five years into the future. Such withdrawals are a lump sum and are not subject to a penalty. Pre-2005 deferrals are eligible for an accelerated distribution at any time, subject to a 10% penalty. Post-2004 deferrals have no such accelerated distribution allowance. A participant may receive early distribution without penalty by providing evidence of severe financial hardship as defined by the plan and IRS. In the event of termination due to the participant’s death, the beneficiary receives a lump sum distribution if the participant is under age 55, or in the form the participant had elected for retirement benefits if age 55 or older.

Employees may change their elections with respect to the form and timing of distributions. Such changes must be made at least two calendar years prior to the current distribution date for pre-2005 deferrals. For post- 2004 deferrals, such changes must be made at least 12 months prior to the date any amount is distributable, provided that any change must defer the distribution for at least five years beyond the date the payment would otherwise have been made or begun.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The Company provides certain benefits to eligible employees, including the named executive officers, upon a change in control of the Company and/or certain terminations of employment following a change in control. These benefits are in addition to the benefits to which the executive would be entitled upon a termination of employment generally (i.e., vested retirement benefits accrued as of the date of termination and the right to elect continued health coverage pursuant to COBRA).

Change in Control Severance Agreements

On September 4, 2014, the Company entered into a Change in Control Severance Agreement (the “Severance Agreements”) with the Company’s named executive officers and certain key executives, including Messrs. Galvin, Dosch and Choi, and with Mr. Graham on November 19, 2015 and Mr. Geary on July 1, 2017. Mr. Galvin’s Severance Agreement was revised on July 1, 2017 in connection with his promotion to President and Chief Operating Officer.

The Severance Agreements are so-called “double trigger” agreements, and benefits are available only upon a qualifying termination following a Change in Control. Accordingly, each Severance Agreement provides that, subject to the Company receiving a general release of claims from the executive, in the event the executive’s employment is terminated by the Company without “Cause”; by the executive for “Good Reason”; due to the executive’s death; or due to the executive’s “Disability”, in each case within 18 months following a Change in Control, the executive will be entitled to the following: (1) a lump-sum cash payment equal to a multiple (2.0 times for Messrs. Galvin, Dosch and Choi and 1.5 times for Messrs. Graham and Geary) of the sum of (a) the executive’s annual base salary as in effect immediately prior to the executive’s termination date (or the date of the Change in Control, if greater), and (b) the executive’s target annual bonus for the year in which the executive was terminated (or the year in which the Change in Control occurred, if greater); (2) an amount equal to the pro-rated target annual bonus for actual days of service for the year of termination; (3) continued health coverage for a period of 24 months (for Messrs. Galvin, Dosch and Choi) and 18 months (for Messrs. Graham and Geary), at the same premium cost as in effect immediately prior to the executive’s termination date; and (4) a lump sum cash payment of up to $15,000, intended to reimburse the executive for fees incurred with respect to outplacement services. With respect to any Section 280G excise tax, each executive will receive severance benefits that are reduced to the amount that can be paid without triggering the excise tax, but only if such reduced amount would be greater than the net after-tax proceeds (taking into account both the excise tax and any interest or penalties payable by the executive with respect thereto) of the unreduced severance payments.

In addition, the Severance Agreement provides that the executive will be entitled to the severance amounts listed above in items (1) through (4) if the executive’s employment is terminated by the Company without Cause at the direction or request of any person or group contemplating a Change in Control, and a Change in Control in fact occurs within 12 months of the direction or request to terminate.

The Severance Agreement contains a restrictive covenant that prohibits the executive from competing with the Company and soliciting the Company’s employees for 24 months (for Messrs. Galvin, Dosch and Choi) or 18 months (for Messrs. Graham and Geary) following termination of employment. An amount of severance equal to the salary and target bonus payable for the applicable duration of the restrictive covenant serves as consideration for the restrictive covenant.

For purposes of the Severance Agreement:

“Change in Control” means the following: (1) any Person (as defined in the Severance Agreement) acquiring a beneficial ownership of 50% or more of the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors (the “Outstanding Voting Securities”); but excluding (i) any acquisition directly from the Company, (ii) any acquisition by the Company or (iii) any acquisition by an employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; (2) individuals who, as of the effective date of the agreement, constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, that any individual who becomes a director of the Company subsequent to the Effective Date whose election, or nomination for election by the Company’s stockholders, was approved by the vote of at least a majority of the directors then comprising the Incumbent Board will be deemed to have been a member of the Incumbent Board; and provided further, that no individual who was initially elected as a director of the Company as a result of an actual or threatened solicitation by a Person other than the Board for the purpose of opposing a solicitation by any other Person with respect to the election or removal of directors or any other actual or threatened solicitation of proxies or consents by or on behalf of any Person other than the Board will be deemed to have been a member of the Incumbent Board; (3) any Person acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such Person) assets from the Company that have a total “Gross Fair Market Value” (as defined in the Severance Agreement) equal to or more than 51% of the total Gross Fair Market Value of all of the Company immediately before such acquisition or acquisitions; or (4) there is consummated a reorganization, merger or consolidation or similar form of corporate transaction involving the Company that requires the approval of the Company’s stockholders, whether for such transaction or the issuance of securities in the transaction (a “Business Combination”), that results in the Outstanding Voting Securities immediately prior thereto representing (either by remaining outstanding or by being converted into voting securities of the surviving entity) less than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such Business Combination.

“Cause” means (i) the executive’s willful and continued failure to substantially perform the executive’s employment duties in any material respect (other than such failure resulting from physical or mental incapacity), subject to notice and cure; (ii) the Compensation Committee’s determination, in good faith, that the executive has engaged, during the performance of his or her duties, in significant objective acts or omissions constituting willful misconduct or gross negligence relating to the business of the Company that are demonstrably and materially injurious to the Company or (iii) a plea of guilty or nolo contendere by the executive, or conviction of the executive, for a felony under federal or state law.

“Disability” means the inability of the executive to perform the essential functions of the executive’s position, as required, with or without reasonable accommodation, due to a physical or mental incapacity or disability lasting for a continuous period of 120 days or any 180 days within any 12-month period.

“Good Reason” means the occurrence of any of the following events: (1) a material diminution in authority, duties or responsibilities; (2) a material reduction in annual base salary; (3) a material reduction in the target bonus opportunities, long-term incentive opportunities and employee benefits, taken in the aggregate; (4) any requirement of the Company that the executive be based more than 50 miles from the facility where the executive is based immediately before the Change in Control; or (5) the failure of the Company to obtain an assumption agreement for the Severance Agreement, in each case subject to notice and cure, and prompt termination following such event.

Stock Incentive Plans

The Anixter International Inc. 2006 Stock Incentive Plan, 2010 Stock Incentive Plan and 2017 Stock Incentive Plan (the “Stock Incentive Plans”), provide for “single trigger” vesting and exercisability upon a Change in Control, as defined above; accordingly, upon a Change in Control, all awards granted on or before the end of fiscal 2019 pursuant to the Stock Incentive Plans that are outstanding as of the date immediately prior to the Change in Control shall automatically and fully vest and become exercisable, and performance goals will be deemed satisfied at target for purposes of determining the vesting level of then unearned performance-based awards.

2019 Potential Payments

The tables set forth below quantify the additional benefits as described above that would be paid to each named executive officer, assuming a Change in Control or a qualifying termination of employment following a Change in Control occurred at the Company’s 2019 fiscal year-end, which is January 3, 2020.

Qualifying Termination Following a Change in Control

				Lump Sum
			Health	Reimbursement
			Continuation	for Outplacement
Name	Salary ($)(1)	Bonus ($)(2)	($)(3)	Services ($)(4)
William A. Galvin	1,750,000	3,300,000	23,954	15,000
Theodore A. Dosch	1,340,000	1,860,000	21,960	15,000
Robert M. Graham	675,000	950,000	22,816	15,000
William C. Geary II	615,000	825,000	21,447	15,000
Justin C. Choi	1,000,000	1,005,000	29,790	15,000

(1)	Salary reflects a multiple (2.0 times for Messrs. Galvin, Dosch and Choi and 1.5 times for Messrs. Graham and Geary) of the executive’s annual base salary as in effect on January 3, 2020.

(2)	Bonus reflects the sum of (a) a multiple (2.0 times for Messrs. Galvin, Dosch and Choi and 1.5 times for Messrs. Graham and Geary) of executive’s target annual bonus for 2019, plus (b) an amount equal to the pro-rated target annual bonus for actual days of service for the year of termination. Since the assumed termination is to have occurred at the Company’s 2019 fiscal year-end (January 3, 2020), the pro-rated target annual bonus in clause (b) is equal to the target annual bonus for 2019.

(3)	Health Continuation reflects the subsidized value of medical, dental and vision coverage, as applicable, for a period of 24 months for Messrs. Galvin, Dosch and Choi and 18 months for Messrs. Graham and Geary.

(4)	Represents a lump sum cash payment intended to reimburse the executive for fees incurred with respect to outplacement services.

Equity Vesting on Change in Control

		Vesting of
Name	Vesting of Restricted Stock Units ($)(1)	Performance Restricted Stock Units ($)(1)
William A. Galvin	5,291,463	3,688,550
Theodore A. Dosch	4,077,661	1,426,386
Robert M. Graham	1,791,491	713,241
William C. Geary II	1,548,248	538,546
Justin C. Choi	1,676,859	548,862

(1)	Based on January 3, 2020 stock price of $96.41.

The value of the benefits that would be payable to each named executive officer as described above was calculated without application of any reduction as a result of any excise tax under Code Section 280G.

CEO Pay Ratio

Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, presented below is the ratio of the annual compensation of our CEO to our median employee’s annual compensation. The median employee that was used for purposes of calculating the CEO pay ratio is the same employee that was identified for purposes of our fiscal 2017 disclosure. There has been no change in our employee population or employee compensation arrangements since that median employee was identified that we believe would significantly impact our pay ratio disclosure.

The median employee was identified from all full-time and part-time employees (including seasonal and temporary employees), excluding the CEO, employed by the Company and its consolidated subsidiaries. However, in reliance on the de minimis exemption under the rule, we excluded non-U.S. employees in certain jurisdictions who in the aggregate comprised less than 5% of our total employees. In identifying our median employee, we included all 5,889 U.S. employees and 2,237 of our non-U.S. employees (out of a total of 2,657 non-U.S. employees), as described in more detail in our 2017 disclosure. The median employee compensation was determined using total cash compensation, consisting of base salary, overtime pay and cash bonus. We do not broadly provide equity compensation to our employees, so excluding equity did not affect the median employee identification. Wages were annualized for our employees who did not work the entire calendar year. Mr. Galvin had 2019 annual total compensation of $5,903,141 and the median employee’s annual total compensation for 2019 that would be reportable in the Summary Compensation Table was $59,531. As a result, the CEO pay ratio is 99:1 for fiscal 2019.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC requirements, based on our internal records and the methodology described above. The SEC’s rules for identifying the median employee and calculating the pay ratio based on that employee’s total annual compensation allow companies to employ a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, pay ratios reported by other companies may not be comparable to our pay ratio because other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own ratios.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee hereby furnishes its report to the stockholders of the Company in accordance with rules adopted by the SEC.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on that review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended January 3, 2020.

Valarie L. Sheppard, Chair

Lord James Blyth

Frederic F. Brace

Linda Walker Bynoe

F. Philip Handy

Melvyn N. Klein

Jamie Moffitt

George Muñoz

William S. Simon

Charles M. Swoboda

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Director and Executive Officer Beneficial Ownership

The following table sets forth, as March 6, 2020, certain information with respect to our common stock that may be deemed to be beneficially owned by each director of the Company, the named executive officers in the Summary Compensation Table and by all directors and officers as a group.

				Options
				for		Percent
		Common		Common		of
Name of Beneficial Owner (1)	Stock Units(2)	Stock		Stock (3)	Total (4)	Class
Lord James Blyth	72,259	—		—	—	*
Frederic F. Brace	29,031	1,200		—	1,200	*
Linda Walker Bynoe	42,110	2,000	(5)	—	2,000	*
Robert J. Eck	21,341	151,354		139,342	290,696	*
F. Philip Handy	40,441	16,295	(6)	—	16,295	*
Melvyn N. Klein	41,349	34,400		—	34,400	*
Jamie Moffitt	3,533	—		—	—	*
George Muñoz	26,016	23,568		—	23,568	*
Scott R. Peppet	15,158	—		—	—	*
Valarie L. Sheppard	9,845	3,510		—	3,510	*
William S. Simon	2,481	—		—	—	*
Charles M. Swoboda	2,962	—		—	—	*
Samuel Zell	95,374	3,641,337	(7)	—	3,641,337	10.7%
William A. Galvin	96,886	61,264		12,817	74,081	*
Theodore A. Dosch	46,191	61,762		48,579	110,341	*
Robert M. Graham	21,557	21,517		—	21,517	*
William C. Geary II	20,956	7,679		—	7,679	*
Justin C. Choi	20,006	27,192		—	27,192	*
All directors and executive officers as a group including the above-named persons	646,227	4,100,061		200,738	4,300,799	12.6%

*	Percentage of shares beneficially owned does not exceed one percent of the class.

(1)	Unless otherwise indicated, each person included in the group has sole investment power and sole voting power with respect to the securities beneficially owned by such person.

(2)	Stock units convert to fully vested common stock on a 1-for-1 basis at a time specified prior to grant.

(3)	All options listed in this column are exercisable within 60 days. In accordance with the anti-dilution provisions of Anixter’s stock incentive plans, this table reflects the adjustment to the number of outstanding options to reflect the special cash dividends declared on April 24, 2012 and November 25, 2013.

(4)	Totals presented in this column include only common stock and options for common stock exercisable within 60 days.

(5)	Includes 2,000 shares owned by Ms. Bynoe’s spouse to which Ms. Bynoe disclaims beneficial ownership.

(6)	All shares are held in a margin account.

(7)	The shares of common stock shown in this table include: 14,666 of such shares held by Samuel Zell Revocable Trust, the trustee of which is Mr. Zell; 1,000 of such shares held by the Helen Zell Revocable Trust, the trustee of which is Helen Zell, spouse of Mr. Zell, and to which Mr. Zell disclaims beneficial ownership; 1,329,432 of such shares owned by Samstock/SZRT, L.L.C., whose sole owner is Samuel Zell Revocable Trust, the trustee of which is Mr. Zell; 362,147 of such shares owned by Samstock/SIT, L.L.C., whose sole member is Sam Investment Trust, the beneficiaries of which are Mr. Zell and members of his family; 526,277 of such shares owned by KMJZ Investments L.L.C., which is held by trusts established for the benefit of Mr. Zell and his family (the “Zell Trusts”); 55,588 of such shares owned by Samstock/ZFT, L.L.C., whose sole member is ZFT Partnership, of which the general partners are the Zell Trusts; 55,587 of such shares owned by Samstock/Alpha, L.L.C., whose sole member is Alphabet Partners, of which the general partners are the Zell Trusts; 40,000 of such shares owned by KZ 2007 Holdings, LLC, whose sole member is KZ 2007 Trust; 40,000 of such shares owned by MZ 2007 Holdings, LLC, whose sole member is MZ 2007 Trust; 40,000 of such shares owned by JZ 2007 Holdings, LLC, whose sole member is JZ 2007 Trust; and 28,700 of such shares owned by SZ Intervivos QTIP Trust. The trustee of the Zell Trusts, the SZ Intervivos QTIP Trust, the KZ 2007 Trust, the MZ 2007 Trust, and the JZ 2007 Trust is Chai Trust. Mr. Zell is neither a director nor an officer of Chai Trust and does not have voting or dispositive power over such shares indirectly held by such trusts, and accordingly, Mr. Zell has disclaimed beneficial ownership of 1,148,299 of such shares, except to the extent of any pecuniary interest therein. A total of 337,283 shares are pledged, all of which are part of the 1,148,299 shares for which Mr. Zell has disclaimed beneficial ownership. Also included are 1,147,940 shares held by the Zell Family Foundation to which Mr. Zell disclaims beneficial ownership.

Principal Stockholders

The following table sets forth information as of March 6, 2020 with respect to each person who is known by our management to be the beneficial owner of more than 5% of the outstanding shares of our common stock.

		Amount and Nature of
Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership		Percent of Class
Common	BlackRock, Inc.	4,758,853	(1)	14.0%
	55 East 52nd Street
	New York, NY 10055

Common	Samstock/SZRT, L.L.C.	1,329,432	(2)	10.7%
	Samstock/SIT, L.L.C.	362,147
	KMJZ Investments L.L.C.	526,277
	Samstock/ZFT, L.L.C.	55,588
	Samstock/Alpha, L.L.C.	55,587
	KZ 2007 Holdings, LLC	40,000
	MZ 2007 Holdings, LLC	40,000
	JZ 2007 Holdings, LLC	40,000
	SZ Intervivos QTIP Trust	28,700
	Samuel Zell	15,666
	Zell Family Foundation	1,147,940
	Two North Riverside Plaza
	Chicago, IL 60606

Common	The Vanguard Group, Inc.	3,098,946	(3)	9.1%
	100 Vanguard Blvd.
	Malvern, PA
	19355

Common	Dimensional Fund Advisors LP	2,318,912	(4)	6.9%
	Building One
	6300 Bee Cave Road
	Austin, Texas 78746

(1)	According to Schedule 13G, dated February 3, 2020, BlackRock, Inc. has sole power to vote 4,665,900 shares and sole power to dispose of 4,758,853 shares.

(2)	Samstock/SZRT, L.L.C. is a limited liability company whose sole member is Samuel Zell Revocable Trust. The trustee of Samuel Zell Revocable Trust is Mr. Zell. Samstock/SIT, L.L.C. is a limited liability company whose sole member is Sam Investment Trust, whose trustee is Chai Trust, a limited liability company. The beneficiaries of Sam Investment Trust are Samuel Zell and members of his family. Samstock/ZFT, L.L.C. is a limited liability company whose sole member is ZFT Partnership, an Illinois general partnership, whose sole partners are the Zell Trusts. Samstock/Alpha, L.L.C. is a limited liability company whose sole member is Alphabet Partners, an Illinois general partnership, whose sole partners are the Zell Trusts. KMJZ Investments L.L.C. is a limited liability company whose sole members are the Zell Trusts. KZ 2007 Holdings, LLC, is a limited liability company, whose sole member is KZ 2007 Trust. MZ 2007 Holdings, LLC, is a limited liability company, whose sole member is MZ 2007 Trust. JZ 2007 Holdings, LLC, is a limited liability company, whose sole member is JZ 2007 Trust. The trustee of all of the Zell Trusts, the SZ Intervivos QTIP Trust, the KZ 2007 Trust, the MZ 2007 Trust, and the JZ 2007 Trust is Chai Trust. Mr. Zell is neither a director nor an officer of Chai Trust and does not have voting or dispositive power over such shares indirectly held by such trusts, and accordingly, Mr. Zell has disclaimed beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The amounts shown for Mr. Zell include (i) 14,666 of such shares held by Samuel Zell Revocable Trust, the trustee of which is Mr. Zell, and (ii) 1,000 shares held by Helen Zell Revocable Trust, the trustee of which is Helen Zell, spouse of Mr. Zell, and to which Mr. Zell disclaims beneficial ownership. Also includes 1,147,940 shares held by the Zell Family Foundation to which Mr. Zell disclaims beneficial ownership. The total does not include 95,374 restricted stock units owned by Mr. Zell.

(3)	According to Schedule 13G, dated February 10, 2020, The Vanguard Group Inc. has sole power to vote 29,459 shares, shared power to vote 4,603 shares, sole power to dispose of 3,068,876 shares and shared power to dispose of 30,070 shares.

(4)	According to Schedule 13G, dated February 12, 2020, Dimensional Fund Advisors LP has sole power to vote 2,238,978 shares and sole power to dispose of 2,318,912 shares.

Equity Compensation Plan Information

The following table summarizes information, as of January 3, 2020, relating to our equity compensation plans under which our common stock is authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(3)
Equity compensation plans approved by security holders	1,270,420	62.27	1,302,182

(1)	The number shown is the number of shares that, as of January 3, 2020, may be issued upon exercise of 200,738 outstanding options and vesting of 1,069,682 restricted stock units.

(2)	Weighted-average exercise price of outstanding stock options (excludes restricted stock units, which vest at no cost to participants).

(3)	The number shown is the number of shares that, as of January 3, 2020, may be issued upon exercise of options and other equity awards that may be granted in the future under the plans.

Change in Control

As previously disclosed, on January 10, 2020, the Company, WESCO International, Inc., a Delaware corporation (“WESCO”) and Warrior Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of WESCO (“Merger Sub”), entered into an Agreement and Plan of Merger (as it may be amended, modified or supplemented from time to time, the “merger agreement”). On the terms and subject to the conditions of the merger agreement, Merger Sub will be merged with and into the Company (the “merger”), with the Company surviving the merger (the “surviving corporation”) as a wholly owned subsidiary of WESCO. Following the completion of the merger, the Company will cease to be a publicly traded company.

If the merger contemplated by the merger agreement is completed, the Company’s stockholders will be entitled to receive for each share of the Company’s common stock (i) $70.00 in cash, without interest, subject to adjustment pursuant to the terms of the merger agreement, (ii) 0.2397 shares of WESCO common stock, subject to adjustment pursuant to the terms of the merger agreement, and (iii) 0.6356 depositary shares, each representing a 1/1,000th interest in a share of newly issued WESCO Series A fixed-rate reset cumulative perpetual WESCO preferred stock, $25,000 stated amount per whole preferred share, subject to adjustment pursuant to the terms of the merger agreement, in each case, less any applicable withholding taxes. Each Company stockholder who would otherwise have been entitled to receive a fractional share of WESCO common stock or a fractional depositary share in the merger will instead receive a cash payment in lieu of such fractional share.

The foregoing description of the merger and the merger agreement does not purport to be complete and is qualified in its entirety by reference to the merger agreement, which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on January 13, 2020, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

There have been no transactions of $120,000 or greater between the Company and any of its related persons since the Company’s last fiscal year, and no such transaction is currently proposed.

Various Company policies and procedures, which include the Global Business Ethics and Conduct Policy (applicable to all directors and executive officers) and annual questionnaires completed by all of our directors and executive officers, require disclosure of transactions or relationships that may constitute conflicts of interest or otherwise require disclosure under applicable SEC rules. The Audit Committee reviews and, where necessary, approves transactions throughout the year, as they arise.

Director Independence

The Board of Directors determines the independence of its directors and nominees by requiring each of them to complete and return a questionnaire which solicits information relevant to a determination of independence under applicable NYSE and SEC rules, as well as any other direct or indirect relationship that the director may have with the Company. Independence is determined by the Board after presentation and discussion of questionnaire responses. The Board considers all relevant facts and circumstances in making an independence determination. To be considered independent, an outside director must meet the bright line independence tests established by the NYSE and the Board must affirmatively determine that the director has no direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits — or has the potential to impair or inhibit — a director’s exercise of critical and disinterested judgment on behalf of the Company and its stockholders. Based on this procedure, each of the directors, except for Mr. Eck and Mr. Galvin, were found to be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees for professional services rendered by Ernst & Young LLP with respect to fiscal years 2019 and 2018 are set forth below.

Audit Fees

Fees for audit services totalled approximately $5,631,000 in 2019 and approximately $5,710,100 in 2018, including fees associated with the annual audit, reviews of our quarterly reports on Form 10-Q, other SEC filings and statutory audits of foreign subsidiaries.

Audit-Related Fees

Fees for audit-related services totalled $2,000 in each of 2019 and 2018 for the use of EY’s online reference tool.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totalled approximately $394,000 in 2019 and approximately $673,200 in 2018.

All Other Fees

There were no fees for other services in 2019 and 2018.

Pre-Approval Policies and Procedures

The Audit Committee’s current practice is to consider for pre-approval annually all audit and non-audit services (including tax services) proposed to be provided by the independent registered public accounting firm each year. The pre-approval policy is set forth in an Audit Committee position statement. In setting forth pre-approved services in its position statement, the Audit Committee details the particular services that may be provided and the policy reason why it is logical to use Ernst & Young instead of another service provider. Should the need arise to consider engaging Ernst & Young to provide non-audit services beyond the scope of what is outlined in the position statement or in an amount in excess of the amounts pre-approved by the Audit Committee, management will bring such proposals to the Audit Committee Chairman for consideration. The Audit Committee Chairman has the authority to either act on behalf of the Audit Committee or to call a special meeting of the Audit Committee to consider any such proposal. In the event that the Audit Committee Chairman acts on behalf of the Audit Committee and pre-approves such service, the decision is reported at the next meeting of the full Audit Committee. In considering whether to approve non-audit services, the Audit Committee considers whether the provision of such services by Ernst & Young is compatible with the maintenance of that firm’s independence. During the 2019 fiscal year, 100% of the services described under Audit-Related Fees and Tax Fees were pre-approved by the Audit Committee. During the 2018 fiscal year, 100% of the services described under Audit-Related Fees and Tax Fees were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements.

No financial statements are filed with this report on Form 10-K/A.

(2) Financial Statement Schedules.

No financial statement schedules are filed with this report on Form 10-K/A.

(3) Exhibit List.

Each management contract or compensation plan required to be filed as an exhibit to the Form 10-K filed on February 20, 2020 is identified by an asterisk (*). The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

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

10.36	Credit Agreement, dated as of October 5, 2015, by and among Anixter Canada, Inc. and Tri-Ed ULC, as borrowers, Anixter Mid Holdings B.V., as guarantor, The Bank of Nova Scotia, as Administrative Agent, and The Bank of Nova Scotia and Bank of America, N.A., Canada Branch, as lenders. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on October 8, 2015, Exhibit 10.4).

10.37	Form of Anixter International Inc. Performance Unit Grant Agreement. (Incorporated by reference from Anixter International Inc. Current Report on Form 10-Q filed on April 26, 2016, Exhibit 10.1)

10.38*	Anixter International Inc. 2017 Stock Incentive Plan. (Incorporated by reference to pages A-1 through A-11 of the Company’s Proxy Statement filed on April 20, 2017).

10.39	Retirement Agreement between Anixter Inc. and Robert J. Eck (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2018, Exhibit 10.1).

10.40	Consulting Agreement between Anixter Inc. and William A Standish (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2018, Exhibit 10.2).

10.41	Purchase Agreement, dated October 29, 2018, by an between Anixter Inc., and Anixter International Inc., as guarantor, and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed October 30, 2018, Exhibit 10.1).

10.42	Second Amendment to Receivables Facility Credit Agreement, dated October 29, 2018, by and between Anixter Inc., and Anixter Receivables Corporation, the financial institutions party thereto, as lenders, and JPMorgan Chase Bank. N.A., as administrative agent. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed October 30, 2018, Exhibit 10.2).

10.43	Second Amendment to the Credit Agreement (Receivables Facility), dated October 29, 2018, by and between Anixter Inc., Anixter International Inc., certain wholly-owned subsidiaries names as loan parties therein, the financial institutions party thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed October 30, 2018, Exhibit 10.3).

Exhibit No.	Description of Exhibit
10.44	Third Amendment to Receivables Facility Credit Agreement, dated November 16, 2018, by and among Anixter Inc., Anixter Receivables Corporation, the financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed November 20, 2018, Exhibit 10.1).

10.45	Third Amendment to Inventory Facility Credit Agreement, dated November 16, 2018, by and among Anixter Inc., Anixter International Inc., certain wholly-owned subsidiaries named as loan parties therein, the financial institutions party thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed November 20, 2018, Exhibit 10.2).

10.46*	First Amendment to the Anixter Inc. Amended and Restated Supplemental Executive Retirement Plan with Robert W. Grubbs and Dennis J. Letham, dated December 18, 2018. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 28, 2018, Exhibit 10.46).

10.47*	Second Amendment to the Anixter Inc. Amended and Restated Excess Benefit Plan, dated December 18, 2018. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 28, 2018, Exhibit 10.47).

10.48*	Second Amendment to the Anixter Inc. Amended and Restated Deferred Compensation Plan, dated December 18, 2018. (Incorporated by reference from Anixer International Inc. Annual Report on Form 10-K for the year ended December 28, 2018, Exhibit 10.48).

10.49	Anixter International Inc. 2019 Performance Unit Grant Agreement (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2019, Exhibit 10.1).

10.50	Anixter International Inc. 2019 Restricted Stock Unit Grant Agreement (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2019, Exhibit 10.2).

10.51	Voting and Support Agreement, dated as of October 30, 2019, by and among CD&R Arrow Parent, LLC, and Anixter International Inc. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on October 31, 2019, Exhibit 10.1).

10.52

Voting and Support Agreement, dated as of January 10, 2020, by and among WESCO International, Inc., and Anixter International Inc. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on January 13, 2020, Exhibit 10.1).

10.53**	Forms of Anixter International Inc. 2020 Restricted Stock Unit Grant Agreement.

(21) Subsidiaries of the Registrant.

21.1†	List of Subsidiaries of the Registrant.

(23) Consents of experts and counsel.

23.1†	Consent of Independent Registered Public Accounting Firm.

(24) Power of attorney.

24.1†	Power of Attorney executed by Lord James Blyth, Frederic F. Brace, Linda Walker Bynoe, Robert J. Eck, F. Philip Handy, Melvyn N. Klein, Jamie Henikoff Moffitt, George Muñoz, Scott R. Peppet, Valarie L. Sheppard, William S. Simon, Charles M. Swoboda and Samuel Zell.

Exhibit No.	Description of Exhibit
(31) Rule 13a — 14(a) /15d — 14(a) Certifications.

31.1†	William A. Galvin, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3**

William A. Galvin, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K for the year ended January 3, 2020.

31.4**

Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. to the Annual Report on Form 10-K for the year ended January 3, 2020.

(32) Section 1350 Certifications.

32.1†	William A. Galvin, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Extensible Business Reporting Language.

101.INS***†	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***†	Inline XBRL Taxonomy Extension Schema Document
101.CAL***†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB***†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Filed as an exhibit to the Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2020, filed on February 20, 2020.

**	Filed herewith.

***	The following documents formatted in Inline XBRL (Extensible Business Reporting Language) were attached as Exhibit 101 to the Form 10-K filed on February 20, 2020: (i) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for fiscal years ended January 3, 2020, December 28, 2018 and December 29, 2017, (ii) the Consolidated Balance Sheets at January 3, 2020 and December 28, 2018, (iii) the Consolidated Statements of Cash Flows for fiscal years ended January 3, 2020, December 28, 2018 and December 29, 2017, (iv) the Consolidated Statements of Stockholders’ Equity for fiscal years ended January 3, 2020, December 28, 2018 and December 29, 2017, and (v) Notes to Consolidated Financial Statements for fiscal year ended January 3, 2020.

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

References made to Anixter International Inc. and Itel Corporation filings can be found at Commission File Number 001-10212.

ANIXTER INTERNATIONAL INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glenview, State of Illinois, on March 9, 2020.

ANIXTER INTERNATIONAL INC.

By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President-Finance
and Chief Financial Officer

