Form 10-Q
period 2020-04-03
ANIXTER INTERNATIONAL INC
filed 2020-04-28
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At April 20, 2020, 34,001,490 shares of registrant’s Common Stock, $1 par value, were outstanding.

This report may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “intends”, “anticipates”, “contemplates”, “estimates”, “plans”, “projects”, “should”, “may”, “will” or the negative thereof or other variations thereon or comparable terminology indicating our expectations or beliefs concerning future events. We caution that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially from expected results included in these statements. These factors include but are not limited to the impact of the COVID-19 pandemic, general economic conditions, the level of customer demand particularly for capital projects in the markets we serve, changes in supplier or customer relationships, risks associated with nonconforming products and services, political, economic or currency risks related to non-U.S. operations, new or changed competitors, risks associated with inventory and accounts receivable, copper and commodity price fluctuations, risks associated with substantial debt and restrictions contained in financial and operating covenants in our debt agreements, capital project volumes, risks associated with pension expense and funding, compliance with laws and regulations, the impact of investigative and legal proceedings and legal compliance risks, information security risks, disruption or failure of information systems, disruptions to logistics capability or supply chain, the impact and the uncertainty concerning the timing and terms of the withdrawal by the United Kingdom from the European Union, unanticipated changes in our tax provision and tax liabilities related to the enactment of the Tax Cuts and Jobs Act, and risks associated with the integration of acquired companies including, but not limited to, the risk that the acquisitions may not provide us with the synergies or other benefits that were anticipated.

i

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
	April 3, 2020	March 29, 2019
(In millions, except per share amounts)
Net sales	$2,071.7	$2,108.5
Cost of goods sold	1,655.3	1,689.6
Gross profit	416.4	418.9
Operating expenses	345.0	344.3
Operating income	71.4	74.6
Other expense:
Interest expense	(16.8)	(20.4)
Other, net	(6.6)	1.8
Income before income taxes	48.0	56.0
Income tax expense	12.3	16.9
Net income	$35.7	$39.1
Income per share:
Basic	$1.04	$1.15
Diluted	$1.03	$1.14

Basic weighted-average common shares outstanding	34.3	33.9
Effect of dilutive securities:
Stock options and units	0.3	0.3
Diluted weighted-average common shares outstanding	34.6	34.2

Net income	$35.7	$39.1
Other comprehensive (loss) income:
Foreign currency translation	(65.5)	6.9
Changes in unrealized pension cost, net of tax	1.1	0.2
Other comprehensive (loss) income	(64.4)	7.1
Comprehensive (loss) income	$(28.7)	$46.2

See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 3, 2020	January 3, 2020
(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$282.0	$79.6
Accounts receivable, net	1,533.0	1,540.3
Inventories	1,365.2	1,354.7
Other current assets	52.3	63.3
Total current assets	3,232.5	3,037.9
Property and equipment, at cost	436.5	432.3
Accumulated depreciation	(261.7)	(257.4)
Property and equipment, net	174.8	174.9
Operating leases	263.5	273.3
Goodwill	810.0	828.7
Intangible assets, net	342.9	361.2
Other assets	126.8	132.9
Total assets	$4,950.5	$4,808.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,104.8	$1,100.3
Accrued expenses	253.0	330.3
Current operating lease obligations	63.1	62.9
Total current liabilities	1,420.9	1,493.5
Long-term debt	1,316.8	1,059.7
Operating lease obligations	209.2	219.1
Other liabilities	170.3	175.7
Total liabilities	3,117.2	2,948.0
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 34,385,716 and 34,214,795 shares issued and outstanding at April 3, 2020 and January 3, 2020, respectively	34.4	34.2
Capital surplus	311.1	310.2
Retained earnings	1,819.5	1,783.8
Accumulated other comprehensive loss:
Foreign currency translation	(211.0)	(145.5)
Unrecognized pension liability, net	(120.7)	(121.8)
Total accumulated other comprehensive loss	(331.7)	(267.3)
Total stockholders’ equity	1,833.3	1,860.9
Total liabilities and stockholders’ equity	$4,950.5	$4,808.9
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 3, 2020	March 29, 2019
(In millions)
Operating activities:
Net income	$35.7	$39.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	8.5	9.3
Amortization of intangible assets	8.6	8.8
Stock-based compensation	4.6	4.1
Deferred income taxes	0.5	0.1
Pension plan contributions	(2.5)	(2.1)
Pension plan expenses	1.3	1.4
Changes in current assets and liabilities, net	(115.1)	(175.8)
Other, net	7.5	0.9
Net cash used in operating activities	(50.9)	(114.2)
Investing activities:
Capital expenditures, net	(6.9)	(5.9)
Net cash used in investing activities	(6.9)	(5.9)
Financing activities:
Proceeds from borrowings	648.7	1,241.5
Repayments of borrowings	(393.6)	(1,127.4)
Proceeds from stock options exercised	—	1.0
Other, net	(0.6)	(0.2)
Net cash provided by financing activities	254.5	114.9
Increase (decrease) in cash and cash equivalents	196.7	(5.2)
Effect of exchange rate changes on cash balances	5.7	1.2
Cash and cash equivalents at beginning of period	79.6	81.0
Cash and cash equivalents at end of period	$282.0	$77.0
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended April 3, 2020
	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
(In millions)
Balance at January 3, 2020	34.2	$34.2	$310.2	$1,783.8	$(267.3)	$1,860.9
Net income	—	—	—	35.7	—	35.7
Other comprehensive (loss) income:
Foreign currency translation	—	—	—	—	(65.5)	(65.5)
Changes in unrealized pension cost, net of tax	—	—	—	—	1.1	1.1
Stock-based compensation	—	—	4.6	—	—	4.6
Issuance of common stock and related taxes	0.2	0.2	(3.7)	—	—	(3.5)
Balance at April 3, 2020	34.4	$34.4	$311.1	$1,819.5	$(331.7)	$1,833.3

	Three Months Ended March 29, 2019
	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
(In millions)
Balance at December 28, 2018	33.9	$33.9	$292.7	$1,513.2	$(269.4)	$1,570.4
Net income	—	—	—	39.1	—	39.1
Other comprehensive income:
Foreign currency translation	—	—	—	—	6.9	6.9
Changes in unrealized pension cost, net of tax	—	—	—	—	0.2	0.2
Reclassification of tax effects (a)	—	—	—	7.7	(7.7)	—
Stock-based compensation	—	—	4.1	—	—	4.1
Issuance of common stock and related taxes	0.2	0.2	(0.2)	—	—	—
Balance at March 29, 2019	34.1	$34.1	$296.6	$1,560.0	$(270.0)	$1,620.7
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
These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Anixter's Annual Report on Form 10-K for the year ended January 3, 2020 ("2019 Form 10-K"). The condensed consolidated financial information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Condensed Consolidated Financial Statements for the periods shown.
The Company maintains its financial records on the basis of a fiscal year ending on the Friday nearest December 31, with the fiscal quarters typically spanning thirteen weeks. The first quarter ends on the Friday of the first thirteen-week period, the second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2020 ended on April 3, 2020, and the first quarter of fiscal year 2019 ended on March 29, 2019.
Recently issued and adopted accounting pronouncements: In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses, which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this standard effective the first quarter of fiscal year 2020. The adoption of this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements. See the section below titled "Receivables and expected credit losses" for more information on the Company's measurement of credit losses.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard effective the first quarter of fiscal year 2020. The adoption of this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Changes to the Disclosure Requirements for Fair Value Measurement, which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted this standard effective the first quarter of fiscal year 2020. The adoption of this standard did not have a material impact on the Company's related disclosures.
Recently issued accounting pronouncements not yet adopted: In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The standard is effective for Anixter's financial statements issued for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its related disclosures.

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
Receivables and expected credit losses: The Company carries its accounts receivable at their face amounts less an allowance for expected credit losses, which was $29.7 million and $30.4 million as of April 3, 2020 and January 3, 2020, respectively. Changes in the allowance were not material for the three months ended April 3, 2020. On a regular basis, Anixter evaluates its accounts receivable and establishes the allowance for expected credit losses based on a combination of specific customer circumstances, as well as history of write-offs and collections, current credit conditions and economic forecasts. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off and deducted from the allowance account when the receivables are deemed uncollectible.
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company estimates different forms of variable consideration at the time of sale based on historical experience, current conditions and contractual obligations. Revenue is recorded net of customer discounts, rebates and similar charges. When Anixter offers the right to return product, historical experience is utilized to establish a liability for the estimate of expected returns. Sales and other tax amounts collected from customers for remittance to governmental authorities are excluded from revenue. The Company has elected to treat shipping and handling as a fulfillment activity. The practical expedient not to disclose information about remaining performance obligations has also been elected as these contracts have an original duration of one year or less or are contracts where the Company has applied the practical expedient to recognize service revenue in proportion to the amount Anixter has the right to invoice. The Company typically receives payment 30 to 60 days from the point it has satisfied the related performance obligation.
At January 3, 2020, $11.6 million of deferred revenue related to outstanding contracts was reported in "Accrued expenses" in the Company's Condensed Consolidated Balance Sheet. This balance primarily represents prepayments from customers. During the three months ended April 3, 2020, $4.1 million of this deferred revenue was recognized. At April 3, 2020, deferred revenue was $12.1 million. The Company expects to recognize this balance as revenue within the next twelve months.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other, net: The following represents the components of "Other, net" as reflected in the Condensed Consolidated Statements of Comprehensive (Loss) Income:

	Three Months Ended
(In millions)	April 3, 2020	March 29, 2019
Other, net:
Foreign exchange loss	$(4.5)	$(0.5)
Cash surrender value of life insurance policies	(3.0)	1.7
Net periodic pension benefit	1.0	0.8
Other	(0.1)	(0.2)
Total other, net	$(6.6)	$1.8
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At April 3, 2020 and January 3, 2020, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Condensed Consolidated Statements of Comprehensive (Loss) Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At April 3, 2020 and January 3, 2020, the gross notional amount of the foreign currency forward contracts outstanding was approximately $124.1 million and $130.2 million, respectively. At April 3, 2020 and January 3, 2020, the net notional amount of the foreign currency forward contracts outstanding was approximately $124.1 million and $95.4 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts are immaterial.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of the Company's company owned life insurance policies associated with the sponsored deferred compensation program.
Accumulated other comprehensive loss: Unrealized gains and losses are accumulated in "Accumulated other comprehensive loss" ("AOCI"). These changes are also reported in "Other comprehensive (loss) income" on the Condensed Consolidated Statements of Comprehensive (Loss) Income. These include unrealized gains and losses related to the Company's defined benefit obligations and foreign currency translation. See Note 5. "Pension Plans" for pension related amounts reclassified into net income.

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
Supplemental cash flow information: The following information discloses supplemental cash flow information about leasing activities.
During the three months ended April 3, 2020 and March 29, 2019, leased assets obtained in exchange for operating lease obligations were $10.5 million and $258.3 million, respectively. The operating cash outflow for amounts included in the measurement of operating lease obligations was $14.6 million in the first quarter of 2020 compared to $19.4 million in the prior year period.

NOTE 2. DEBT
Debt is summarized below:

(In millions)	April 3, 2020	January 3, 2020
Long-term debt:
6.00% Senior notes due 2025	$247.4	$247.3
5.50% Senior notes due 2023	348.1	347.9
5.125% Senior notes due 2021	398.5	398.3
Revolving lines of credit	310.0	56.0
Finance lease obligations	7.9	6.0
Other	9.1	8.8
Unamortized deferred financing costs	(4.2)	(4.6)
Total long-term debt	$1,316.8	$1,059.7
Fair Value of Debt
The fair value of Anixter's debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements. The Company's fixed-rate debt consists of Senior notes due 2025, Senior notes due 2023 and Senior notes due 2021.

At April 3, 2020, the Company's total carrying value and estimated fair value of debt outstanding was $1,316.8 million and $1,317.8 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at January 3, 2020 of $1,059.7 million and $1,122.1 million, respectively. The increase in the carrying value and estimated fair value is primarily due to higher outstanding borrowings under Anixter's revolving lines of credit.

NOTE 3.  LEGAL CONTINGENCIES
From time to time, Anixter is party to legal proceedings and matters that arise in the ordinary course of business. As of April 3, 2020, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4.  INCOME TAXES
The Company's effective tax rate for the first quarter of 2020 was 25.7% compared to 30.3% in the prior year period. The decrease in the effective tax rate was due to a change in the country mix of earnings and associated tax benefits from our continued movement to a U.S.-center-led business model, with the major impact coming from a lower U.S. tax rate on foreign derived income and the ability to utilize foreign tax credits.
The December 22, 2017 Tax Cuts and Jobs Act subjects U.S. shareholders to tax on Global Intangible Low-Taxed Income ("GILTI") earned by certain foreign subsidiaries. The Company recognizes the tax on GILTI as a period expense in the period tax is incurred. Under this policy, the Company has not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period.
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

Components of net periodic pension (benefit) cost were as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans		Total
(In millions)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Recorded in operating expenses:
Service cost	$0.8	$0.8	$1.5	$1.4	$2.3	$2.2

Recorded in other, net:
Interest cost	2.4	2.8	1.5	1.7	3.9	4.5
Expected return on plan assets	(3.9)	(3.7)	(2.5)	(2.7)	(6.4)	(6.4)
Net amortization (a)	0.2	0.3	1.3	0.8	1.5	1.1
Total recorded in other, net	(1.3)	(0.6)	0.3	(0.2)	(1.0)	(0.8)

Total net periodic pension (benefit) cost	$(0.5)	$0.2	$1.8	$1.2	$1.3	$1.4
(a)Reclassified from AOCI

NOTE 6.  STOCKHOLDERS' EQUITY
At April 3, 2020, there were approximately 1.1 million shares reserved for issuance under the 2017 Stock Incentive Plan. Under such plan, the Company pays its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock units is amortized over the respective vesting period representing the requisite service period, generally three to six years. Director stock units are expensed in the period in which they are granted, as these vest immediately.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three months ended April 3, 2020, the Company granted 195,284 stock units to employees, with a weighted-average grant-date fair value of $19.0 million. During the three months ended April 3, 2020, the Company did not issue director stock units.
Antidilutive stock options and units are excluded from the calculation of weighted-average shares for diluted earnings per share. For the first quarter of 2020 and 2019, the antidilutive stock options and units were immaterial.
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
Segment Financial Information
Segment information for the three months ended April 3, 2020 and March 29, 2019 was as follows:

(In millions)
First Quarter of 2020	NSS	EES	UPS	Corporate	Total
Net sales	$1,080.6	$542.2	$448.9	$—	$2,071.7
Operating income (loss)	63.2	28.7	22.0	(42.5)	71.4

First Quarter of 2019	NSS	EES	UPS	Corporate	Total
Net sales	$1,112.5	$566.0	$430.0	$—	$2,108.5
Operating income (loss)	70.9	29.1	18.5	(43.9)	74.6

Geographic Information
The following table summarizes net sales by geographic areas for the three months ended April 3, 2020 and March 29, 2019:

	Three Months Ended
(In millions)	April 3, 2020	March 29, 2019
Net sales
North America	$1,686.1	$1,697.8
EMEA	148.2	152.5
Emerging Markets	237.4	258.2
Total net sales	$2,071.7	$2,108.5

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to the Company's reporting units during the three months ended April 3, 2020:

(In millions)	NSS	EES	UPS	Total
Balance as of January 3, 2020	$463.6	$181.3	$183.8	$828.7
Foreign currency translation and other	(8.2)	(0.8)	(9.7)	(18.7)
Balance as of April 3, 2020	$455.4	$180.5	$174.1	$810.0

NOTE 8.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
Anixter International Inc. guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc., its 100% owned primary operating subsidiary. Anixter International Inc. has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	April 3, 2020	January 3, 2020
Assets:
Current assets	$3,228.8	$3,035.3
Property and equipment, net	179.0	179.5
Operating leases	255.7	265.1
Goodwill	810.0	828.7
Intangible assets, net	342.9	361.2
Other assets	126.8	132.9
	$4,943.2	$4,802.7
Liabilities and Stockholder's Equity:
Current liabilities	$1,418.1	$1,492.8
Long-term debt	1,322.6	1,065.9
Operating lease obligations	205.6	213.0
Other liabilities	166.0	172.6
Stockholder’s equity	1,830.9	1,858.4
	$4,943.2	$4,802.7
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
(In millions)	April 3, 2020	March 29, 2019
Net sales	$2,071.7	$2,108.5
Operating income	$72.7	$76.1
Income before income taxes	$49.1	$57.4
Net income	$36.8	$40.4
Comprehensive (loss) income	$(27.6)	$39.8

ANIXTER INTERNATIONAL INC.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of our financial condition and results of operations for the three months ended April 3, 2020 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under "Condensed Consolidated Financial Statements" and our Annual Report on Form 10-K for the year ended January 3, 2020.
First Quarter 2020 and 2019 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended
	April 3, 2020	March 29, 2019
Net sales	$2,071.7	$2,108.5
Gross profit	416.4	418.9
Operating expenses	345.0	344.3
Operating income	71.4	74.6
Other expense:
Interest expense	(16.8)	(20.4)
Other, net	(6.6)	1.8
Income before income taxes	48.0	56.0
Income tax expense	12.3	16.9
Net income	$35.7	$39.1
Diluted income per share	$1.03	$1.14
Executive Overview
First Quarter Highlights
Total company sales decreased 1.7% to $2,071.7 million in the first quarter of 2020, reflecting growth in our Utility Power Solutions ("UPS") segment but offset by declines in our Network and Security Solutions ("NSS") and Electrical and Electronic Solutions ("EES") segments. Excluding the unfavorable impacts from foreign exchange and copper, our results reflect organic sales decline of 1.3%. The current quarter had 65 billing days compared to 64 billing days in the prior year period. Excluding the favorable impact from the extra billing day, adjusted daily sales decreased 2.8%. In addition, the first quarter of 2020 also reflects gross margin of 20.1%, up 20 basis points from the prior year.
Strategy Update and Business Outlook
The first quarter of 2020 saw the global outbreak of a novel strain of coronavirus ("COVID-19"), which in the latter part of the quarter created significant economic disruption. While our shipments were consistent with our outlook through February, we experienced a drop in shipments in the last three weeks of March. Due to the uncertainty created by COVID-19, we proactively increased our cash levels to provide additional flexibility during the March disruption in the financial markets. We believe that our cash on hand, covenant-light debt, and current borrowing availability provide sufficient resources and liquidity to manage the challenges caused by the current market conditions. In addition, we have scaled back our capital expenditure spending projections by approximately 40% and expect lower levels of working capital which will further improve cash flow in these uncertain times. Finally, in order to manage through this unpredictable demand environment, we are aggressively reducing our operating expenses while still supporting our customers and their specific needs. We will continue to actively monitor the situation and may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Although we are aggressively managing our response to COVID-19, the impact that COVID-19 will have on results in our second quarter and other subsequent periods is dependent on future developments which are uncertain and cannot be predicted at this time.
Through this challenging time we continue to serve our customer and supplier partners by operating as an essential business in markets such as utility, healthcare, public safety, government, telecommunications, and cloud computing services. We believe that the work from home environment has already and will continue to spur higher levels of data center and connectivity related spending which may be positive for our NSS segment later in the year. In addition, our utility and service provider businesses are expected to benefit from remote working. While we have seen a delay in a large number of capital projects across all segments, we have not yet experienced any cancellations of major projects by our customers. We believe once current restrictions around the globe are lifted we may see activity pick up based on our solid backlog levels.

ANIXTER INTERNATIONAL INC.
On January 10, 2020, Anixter entered into a merger agreement with WESCO International Inc. ("WESCO") under which WESCO will acquire Anixter in a transaction valued at approximately $4.5 billion. Based on the transaction structure and the number of shares of WESCO and Anixter common stock currently outstanding, it is anticipated that WESCO stockholders will own 84% and Anixter stockholders will own 16% of the combined company. The transaction is currently subject to receipt of regulatory approval in Canada and Mexico, as well as other customary closing conditions.
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
The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three months ended April 3, 2020 and March 29, 2019.

Items Impacting Comparability of Results:
(In millions, except per share amounts)	Three Months Ended
	April 3, 2020	March 29, 2019
Items impacting operating expense and operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	$(8.6)	$(8.8)
Merger costs	(2.9)	—
Acquisition and integration costs	—	0.3
Total of items impacting operating expense and operating income	$(11.5)	$(8.5)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	2.8	2.2
Total of items impacting income taxes	$2.8	$2.2
Net income impact of these items	$(8.7)	$(6.3)
Diluted EPS impact of these items	$(0.25)	$(0.19)
The items impacting operating expense and operating income by segment are reflected in the tables below.

Items Impacting Comparability of Operating Expense and Operating Income by Segment:

	Three Months Ended April 3, 2020
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(3.9)	$(1.4)	$(3.3)	$—	$(8.6)
Merger costs	—	—	—	(2.9)	(2.9)
Total of items impacting operating expense and operating income	$(3.9)	$(1.4)	$(3.3)	$(2.9)	$(11.5)

	Three Months Ended March 29, 2019
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(4.1)	$(1.4)	$(3.3)	$—	$(8.8)
Restructuring charge	—	—	0.1	(0.1)	—
Acquisition and integration costs	—	—	—	0.3	0.3
Total of items impacting operating expense and operating income	$(4.1)	$(1.4)	$(3.2)	$0.2	$(8.5)

ANIXTER INTERNATIONAL INC.

U.S. GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended
	April 3, 2020	March 29, 2019
Reconciliation to most directly comparable U.S. GAAP financial measure:
Net income - U.S. GAAP	$35.7	$39.1
Items impacting net income	8.7	6.3
Net income - Non-GAAP	$44.4	$45.4

Diluted EPS – U.S. GAAP	$1.03	$1.14
Diluted EPS impact of these items	0.25	0.19
Diluted EPS – Non-GAAP	$1.28	$1.33

ANIXTER INTERNATIONAL INC.
Net Sales

Sales Growth Trends
	Three Months Ended April 3, 2020				Three Months Ended March 29, 2019	Growth/(Decline)
(In millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported			Adjusted 2019 for Billing Days	Adjusted Daily Sales
						Actual	Organic
Network & Security Solutions (NSS)
North America	$805.2	$0.3	$—	$805.5	$824.8	(2.4)%	(2.3)%	$837.7	(3.8)%
EMEA	85.5	1.4	—	86.9	93.6	(8.7)%	(7.2)%	95.1	(8.6)%
Emerging Markets	189.9	4.8	—	194.7	194.1	(2.2)%	0.3%	197.1	(1.3)%
NSS	$1,080.6	$6.5	$—	$1,087.1	$1,112.5	(2.9)%	(2.3)%	$1,129.9	(3.8)%

Electrical & Electronic Solutions (EES)
North America	$432.0	$0.2	$1.3	$433.5	$443.0	(2.5)%	(2.1)%	$449.9	(3.7)%
EMEA	62.7	0.6	0.5	63.8	58.9	6.4%	8.3%	59.8	6.6%
Emerging Markets	47.5	0.6	0.6	48.7	64.1	(25.9)%	(24.0)%	65.1	(25.2)%
EES	$542.2	$1.4	$2.4	$546.0	$566.0	(4.2)%	(3.5)%	$574.8	(5.0)%

Utility Power Solutions (UPS)
North America	$448.9	$0.2	$(0.2)	$448.9	$430.0	4.4%	4.4%	$436.7	2.8%
UPS	$448.9	$0.2	$(0.2)	$448.9	$430.0	4.4%	4.4%	$436.7	2.8%

Total	$2,071.7	$8.1	$2.2	$2,082.0	$2,108.5	(1.7)%	(1.3)%	$2,141.4	(2.8)%

Geographic Sales
North America	$1,686.1	$0.7	$1.1	$1,687.9	$1,697.8	(0.7)%	(0.6)%	$1,724.3	(2.1)%
EMEA	148.2	2.0	0.5	150.7	152.5	(2.8)%	(1.2)%	154.9	(2.7)%
Emerging Markets	237.4	5.4	0.6	243.4	258.2	(8.1)%	(5.8)%	262.2	(7.2)%
Total	$2,071.7	$8.1	$2.2	$2,082.0	$2,108.5	(1.7)%	(1.3)%	$2,141.4	(2.8)%

Note: There were 65 billing days in the first quarter of 2020 compared to 64 billing days in the first quarter of 2019.
NSS – Sales of $1,080.6 million decreased 2.9% from $1,112.5 million in the prior year period. The decrease reflects a decline in the network infrastructure portion of the business and in all geographies. Adjusting for the unfavorable impact from foreign exchange, NSS organic sales decreased 2.3%, a 3.8% decrease on a per day basis. NSS security sales in the three months ended April 3, 2020 of $499.0 million, which represents 46.2% of total segment sales, increased 3.0% from the prior year period. Adjusted for the $0.2 million favorable currency impact, organic security sales growth was 2.9% compared to the three months ended March 29, 2019.
EES – Sales of $542.2 million decreased 4.2% from $566.0 million in the prior year period, with a decline in the commercial and industrial business partially offset by growth in the original equipment manufacturer ("OEM") portion of the business. Adjusting for the unfavorable impacts from foreign exchange and copper, EES organic sales decreased by 3.5%, a 5.0% decrease on a per day basis.
UPS – Sales of $448.9 million increased 4.4% from $430.0 million in the prior year period, with growth driven by investor-owned utility customers. Adjusting for the unfavorable impact from foreign exchange and favorable impact from copper, UPS organic sales increased 4.4%, a 2.8% increase on a per day basis.
Gross Margin
Gross margin of 20.1% in the first quarter of 2020 compares to 19.9% in the first quarter of 2019. The higher gross margin in 2020 was primarily driven by margin initiatives implemented across the business.

ANIXTER INTERNATIONAL INC.
Operating Expenses
Operating expenses were $345.0 million and $344.3 million in the first quarter of 2020 and 2019, respectively. The first quarter of 2020 includes $8.6 million of intangible asset amortization and $2.9 million of merger costs. The merger costs relate to expenses associated with the merger agreement entered into on January 10, 2020. The first quarter of 2019 includes $8.8 million of intangible asset amortization and a reversal of acquisition and integration costs of $0.3 million. Excluding these items from their related periods, adjusted operating expenses in 2020 decreased 0.7% to $333.5 million, or 16.1% of sales, which compares to prior year adjusted operating expense of $335.8 million, or 15.9% of sales. Further adjusting operating expenses for a favorable $1.4 million impact of foreign currency in the first quarter of 2020, adjusted operating expenses would have decreased by 0.3%.

Operating Income

	Three Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income (loss), 2020	$63.2	$28.7	$22.0	$(42.5)	$71.4
Operating income (loss), 2019	70.9	29.1	18.5	(43.9)	74.6
$ Change	$(7.7)	$(0.4)	$3.5	$1.4	$(3.2)
% Change	(10.8)%	(1.5)%	18.8%	3.2%	(4.3)%

Items impacting operating income in 2020	$3.9	$1.4	$3.3	$2.9	$11.5
Adjusted operating income, 2020 (Non-GAAP)	$67.1	$30.1	$25.3	$(39.6)	$82.9

Items impacting operating income in 2019	$4.1	$1.4	$3.2	$(0.2)	$8.5
Adjusted operating income, 2019 (Non-GAAP)	$75.0	$30.5	$21.7	$(44.1)	$83.1

Adjusted % Change (Non-GAAP)	(10.5)%	(1.3)%	16.6%	10.2%	(0.2)%

Plus the % impact of:
Foreign exchange	1.1%	0.5%	0.1%	(0.1)%	1.2%
Copper pricing	—%	2.3%	(0.1)%	—%	0.9%
Organic (Non-GAAP)	(9.7)%	1.3%	18.8%	3.1%	(2.2)%

NSS – Operating income was $63.2 million, or 5.8% of sales, in the first quarter of 2020, compared to $70.9 million, or 6.4% of sales, in the first quarter of 2019. The decrease in operating income in 2020 was driven by a decline in sales. NSS delivered adjusted operating income of $67.1 million in the first quarter of 2020 resulting in adjusted operating margin of 6.2%. NSS delivered adjusted operating income of $75.0 million in the first quarter of 2019 resulting in adjusted operating margin of 6.7%.

EES – Operating income was $28.7 million, or 5.3% of sales, in the first quarter of 2020, compared to $29.1 million, or 5.1% of sales, in the first quarter of 2019. The decrease in operating income in 2020 was driven by a decline in sales and partially offset by gross margin improvement. EES delivered adjusted operating income of $30.1 million in the first quarter of 2020 resulting in adjusted operating margin of 5.5%. EES delivered adjusted operating income of $30.5 million in the first quarter of 2019 resulting in adjusted operating margin of 5.4%.

UPS – Operating income was $22.0 million, or 4.9% of sales, in the first quarter of 2020, compared to $18.5 million, or 4.3%, in the first quarter of 2019. The increase in operating income in 2019 was driven by sales growth and gross margin improvement. UPS delivered adjusted operating income of $25.3 million in the first quarter of 2020 resulting in adjusted operating margin of 5.6%. UPS delivered adjusted operating income of $21.7 million in 2019 resulting in adjusted operating margin of 5.1%.
Interest Expense
Interest expense was $16.8 million and $20.4 million in the first quarter of 2020 and 2019, respectively. The decrease in interest expense was driven by lower borrowings under the revolving lines of credit.

ANIXTER INTERNATIONAL INC.
Other, Net
Other, net expense of $6.6 million in the first quarter of 2020 compares to income of $1.8 million in the first quarter of 2019. The increase in expense was due to higher losses on foreign exchange and the cash surrender value of life insurance policies.
Income Taxes
Our effective tax rate for the first quarter of 2020 was 25.7% compared to 30.3% in the prior year period. The decrease in the effective tax rate was due to a change in the country mix of earnings and associated tax benefits from our continued movement to a U.S.-center-led business model, with the major impact coming from a lower U.S. tax rate on foreign derived income and the ability to utilize foreign tax credits.
EBITDA and Adjusted EBITDA

2020 EBITDA and Adjusted EBITDA by Segment:
	Three Months Ended April 3, 2020
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss)	$63.2	$28.7	$22.0	$(78.2)	$35.7
Interest expense	—	—	—	16.8	16.8
Income taxes	—	—	—	12.3	12.3
Depreciation	2.5	1.6	1.1	3.3	8.5
Amortization of intangible assets	3.9	1.4	3.3	—	8.6
EBITDA	$69.6	$31.7	$26.4	$(45.8)	$81.9

Total of items impacting operating income (a)	$—	$—	$—	$2.9	$2.9
Foreign exchange and other non-operating expense	—	—	—	6.6	6.6
Stock-based compensation	0.8	0.4	0.2	3.2	4.6
Adjusted EBITDA	$70.4	$32.1	$26.6	$(33.1)	$96.0

(a) Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation.

ANIXTER INTERNATIONAL INC.

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
NSS – NSS adjusted EBITDA of $70.4 million in the first quarter of 2020 compares to $78.0 million in the first quarter of 2019. The decrease in adjusted EBITDA was driven by a decline in sales.
EES – EES adjusted EBITDA of $32.1 million in the first quarter of 2020 compares to $32.6 million in the first quarter of 2019. The decrease in adjusted EBITDA was driven by a decline in sales and partially offset by gross margin improvement.
UPS – UPS adjusted EBITDA of $26.6 million in the first quarter of 2020 compares to $22.7 million in the first quarter of 2019. The increase in adjusted EBITDA was driven by sales growth and gross margin improvement.

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
Net cash used in operations was $50.9 million in the three months ended April 3, 2020 compared to $114.2 million of cash used in operations in the prior year period. The decrease reflects an improvement in working capital efficiencies.
Net cash used in investing activities was $6.9 million and $5.9 million in the three months ended April 3, 2020 and March 29, 2019, respectively, and related to capital expenditures.
Net cash provided by financing activities was $254.5 million and $114.9 million in the three months ended April 3, 2020 and March 29, 2019, respectively. During the three months ended April 3, 2020, we had net borrowings on our long-term debt of $255.1 million. During the three months ended March 29, 2019, we had net borrowings on our long-term debt of $114.1 million.
Liquidity and Capital Resources
At April 3, 2020, our primary liquidity source was the U.S. accounts receivable asset based revolving credit facility in an aggregate committed amount of $600.0 million ("Receivables Facility") and the U.S. inventory asset based revolving credit facility in an aggregate committed amount of $150.0 million ("Inventory Facility"). At April 3, 2020, there was $310.0 million of borrowings under the Receivables Facility, and there were no borrowings under the Inventory Facility.
Our debt-to-capital ratio increased from 36.3% at January 3, 2020 to 41.8% at April 3, 2020, below our targeted range of 45-50%.
We are in compliance with all of our covenants and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. We believe that our cash on hand and current borrowing availability provide sufficient resources and liquidity to fund necessary capital expenditures and operating cash requirements for the foreseeable future. However, the impact of COVID-19 on the economy and our business is constantly evolving and we will continue to assess our liquidity needs and financial position in light of future developments.
Critical Accounting Policies and Estimates
There were no material changes in our critical accounting policies since the filing of our 2019 Form 10-K. For further information about recently issued accounting pronouncements, see Note 1. "Summary of Significant Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements. As discussed in the 2019 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

ANIXTER INTERNATIONAL INC.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There were no material changes to market risks and related disclosures in Item 7A. of Part II in the Company's Annual Report on Form 10-K for the year ended January 3, 2020, as filed with the Securities and Exchange Commission on February 20, 2020.

ITEM 4.  CONTROLS AND PROCEDURES.
Under the supervision and with the participation of Anixter's management, including its principal executive officer and principal financial officer, an evaluation was conducted as of April 3, 2020 of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective as of April 3, 2020. There was no change in internal control over financial reporting that occurred during the three months ended April 3, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ANIXTER INTERNATIONAL INC.
PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 3. "Legal Contingencies" in the notes to the Condensed Consolidated Financial Statements contained in this report and is incorporated by reference.

ITEM 1A.  RISK FACTORS.
The disclosure below modifies the risk factors previously disclosed in Item 1A of Part 1 in the Company's Annual Report on Form 10-K for the year ended January 3, 2020, as filed with the Securities and Exchange Commission on February 20, 2020. The following factor, along with the previously disclosed, could materially adversely affect our operating results and financial condition.
Our business, results of operations and financial condition have been and may in the future be adversely impacted by the COVID-19 pandemic.
The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has created significant volatility, uncertainty and disruption in the U.S. and global economies. The COVID-19 pandemic has resulted and will result in lost or delayed revenue to us and could have a material adverse effect on our business, results of operations and financial condition. In response to recommendations by public health organizations, federal, state, local and foreign governments have adopted various measures in an effort to slow and limit the spread of the COVID-19 virus, including shelter in place and social distancing orders. These and other measures have and may continue to have an adverse impact on our business, as well as those of our suppliers, customers and other business partners, which could disrupt our supply chain or reduce the demand for our products and services.
The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on various factors which continue to evolve and cannot be predicted, including: the scope, duration and severity of the pandemic; the effectiveness of stimulus measures and other actions implemented by federal, state, local or foreign governments; the ability of our suppliers to manufacture or obtain the products we sell or to meet delivery requirements and commitments; disruptions to our global supply chain; the effect on our customers’ demand for our services and products; limitations on our ability to sell and provide our services and products, due to the inability of our employees to perform their job due to illness caused by the pandemic or governmental stay at home orders or travel restrictions; reduced availability of ground or air transportation; and the ability of our customers to conduct their business or to pay for our services and products in a timely manner. The long-term financial and economic impacts of the COVID-19 pandemic may continue for a significant period of time, and cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
(31) Rule 13a — 14(a) /15d — 14(a) Certifications.

31.1	William A. Galvin, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certifications.

32.1	William A. Galvin, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ANIXTER INTERNATIONAL INC.

Exhibit No.	Description of Exhibit
(101) Extensible Business Reporting Language.

101.INS**	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
** Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended April 3, 2020 and March 29, 2019, (ii) the Condensed Consolidated Balance Sheets at April 3, 2020 and January 3, 2020, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2020 and March 29, 2019, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended April 3, 2020 and March 29, 2019, and (v) Notes to the Condensed Consolidated Financial Statements for the three months ended April 3, 2020.

ANIXTER INTERNATIONAL INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

April 28, 2020	By:	/s/ William A. Galvin
William A. Galvin
President and Chief Executive Officer

April 28, 2020	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President - Finance and Chief Financial Officer